Form 10-Q
period 1995-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1995-11-13
CIK 809767

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ______________________


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended   Sept. 30, 1995
                                 ______________
Commission file number   33-11459
                    _____________


            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
______________________________________________________________________
         (Exact name of registrant as specified in its charter)


      DELAWARE                                     43-1432378
______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
______________________________________________________________________
      (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (314) 851-2000
                                                  __________________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 1, 1995:

               COMMON STOCK, $1.00 Par Value - 500 Shares

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                   INDEX


                                                              Page
                                                            Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet.........................................3
         Notes to Balance Sheet................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................5


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K......................6

         Signatures............................................7

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                             BALANCE SHEET

                              (Unaudited)


                                   September 30,      December 31,
                                           1995           1994


                                ASSETS

Cash                                  $       500   $        500
                                       ===========    ===========


                        STOCKHOLDER'S EQUITY

COMMON STOCK - $1.00 par value, 150,000
  shares authorized, 500 issued
   and outstanding                    $       500        $   500
                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                        NOTES TO BALANCE SHEET

                             (Unaudited)

BASIS OF PRESENTATION

  The financial information included herein is unaudited.  However,

in the opinion of management, such information includes all

adjustments of a normal recurring nature which are necessary for its fair presentation.

  Cornerstone Mortgage Investment Group II, Inc. ("Cornerstone II")

is a Delaware corporation and a wholly owned subsidiary of Edward D.

Jones & Co., a Missouri limited partnership.  Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed securities (the

"Certificates"), which are backed by Government National Mortgage

Association (GNMA), Federal Home loan Mortgage Corporation (FHLMC) and

Federal National Mortgage Association (FNMA) Securities (collectively the "Deposited Securities").

  All costs related to the organization of Cornerstone II were absorbed by Edward D. Jones & Co.  In addition, Edward D. Jones & Co.

paid all offering expenses and assumed all future revenues and expenses in connection with prior security transactions.  Due to the absence of revenue or expense generating transactions, no income statement is presented.  The balance of stockholder's equity consists solely of common stock issued on December 30, 1986; therefore, no statement of stockholder's equity is presented.  All funds were obtained from capital transactions.  Therefore, no statement of cash flows is presented.

  No securities were issued by Cornerstone II during the three or nine months ended September 30, 1995, or September 30, 1994.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                       MANAGEMENT'S FINANCIAL DISCUSSION


  No securities were issued during the three or nine months ended

September 30, 1995 or September 30, 1994.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group II,

Inc. are $131,494,500 and $131,885,577 as of September 30, 1995.


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

Item 1:Legal Proceedings:
       There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant is party.

Item 2.Changes in Securities:
       No change.

Item 3.Default upon Senior Securities:
       No default.

Item 4.Submission of Matters to a Vote of Security Holders:
       Nothing to report.

Item 5.Other Information:
       Nothing to report.

Item 6:Exhibits and Reports on Form 8-K

  (a) Exhibits

  Exhibit No.         Description of Exhibit
  _________           __________________

     4.1 Deposit Agreement dated as of February 20, 1987, between the Company, as Depositor and Boatmen's Trust Company of St. Louis, as Custodian (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on March 6, 1987).

     4.2 Trust Agreement dated as of February 20, 1987, between the Company, as Depositor and Boatmen's Trust Company of St. Louis, as Trustee (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on March 6,
                      1987).

     4.3 Trust Agreement dated as of February 20, 1987, between the Company, as Depositor and Boatmen's Trust Company of St. Louis, as Trustee (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed on March 6,
                      1987).



  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended September

30, 1995.


                                SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                          (Registrant)

/s/John C. Heisler         Chairman of the Board,
   _______________________  Chief Financial Officer,
   John C. Heisler          Chief Accounting Officer  Nov. 5, 1995





/s/Philip R. Schwab        President, Chief Executive
   _______________________  Officer and Director      Nov. 5, 1995
   Philip R. Schwab



                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                               (Registrant)




                            Chairman of the Board,
   _______________________   Chief Financial Officer,
   John C. Heisler           Chief Accounting Officer
                             and Director             Nov. 5, 1995





                            President, Chief Executive
   _______________________   Officer and Director     Nov. 5, 1995
   Philip R. Schwab