Form 10-K
period 1995-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1996-03-27
CIK 809767

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ___________________

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended December 31, 1995
Commission file number 33-11459


                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
___________________________________________________________________
(Exact name of registrant as specified in its Articles of Incorporation)

        DELAWARE                              43-1432378
___________________________________________________________________
 (State or other jurisdiction of            (IRS Employer
  incorporation or organization             Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                 63043
___________________________________________________________________
(Address and principal executive office)     (Zip Code)

Registrant's telephone number, including area code  (314) 515-2000
                                           ________________________

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES  X      NO
                                                       ____    ____

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of filing date:

                COMMON STOCK, $1.00 Par Value - 500 Shares

  The Registrant meets the conditions set forth in General
Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                           TABLE OF CONTENTS

PART I                                                 Page

  Item 1. Business....................................    3

  Item 2. Properties..................................    3

  Item 3. Legal Proceedings...........................    3

  Item 4. Submission of Matters to a Vote of
          Security Holders............................    3

PART II

  Item 5. Market for the Registrant's Common Equity
          and Related Stockholder Matters.............    4

  Item 6. Selected Financial Data.....................    4

  Item 7. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.. 4

  Item 8. Financial Statements and Supplementary Data.... 5

  Item 9. Change in and Disagreements with Accountants
           on Accounting and Financial Disclosure......  10

PART III

  Item 10.Directors and Executive Officers of the
          Registrant...................................  11

  Item 11.Executive Compensation.......................  11

  Item 12.Security Ownership of Certain Beneficial Owners
          and Management...............................   11

  Item 13.Certain Relationships and Related
          Transactions.................................   11

  PART IV

  Item 14.Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..........................   12

SIGNATURES.............................................   13

INDEX TO EXHIBITS......................................   14

                                PART I
Item 1.  BUSINESS

           Cornerstone Mortgage Investment Group II, Inc. (the "Company") was incorporated in the state of Delaware on December 22, 1986, as a wholly owned, limited purpose subsidiary of Edward
D. Jones  & Co., L.P. ("EDJ"), a Missouri limited partnership.

           The Company was organized for the purpose of investing in collateral to be purchased with the proceeds of Mortgage-Backed Securities collateralized by such collateral. EDJ organized the Company and currently owns all the issued and outstanding capital stock of the Company. The Company does not intend to engage in any business or investment activities other than issuing and selling Mortgage-Backed Securities and acquiring, owning, holding and assigning collateral and investing cash balances on an interim basis in high quality, short-term securities some or all of which may be purchased from or through EDJ. Article 3 of the Company's Certificate of Incorporation limits the Company's business and investment activities to the above purposes and to any activities incidental and necessary or convenient for such purposes. Article 7 of the Company's Certificate of Incorporation prohibits the Company, without the consent of the trustee under any indenture pursuant to which Mortgage-Backed Securities are issued, from (1) dissolving or liquidating, in whole or in part; (2) merging or consolidating with another corporation other than a corporation wholly owned, directly or indirectly, by EDJ or (3) amending Articles 3 or 7 of the Company's Certificate of Incorporation.

Item 2.  PROPERTIES

           The Company has no physical properties appropriate for description herein.

Item 3.  LEGAL PROCEEDINGS

           The Company is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Omitted pursuant to General Instruction J(2)(c) of Form
10-K.

                                 PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          As of filing date, all outstanding shares of the

       Company's common stock are owned by EDJ and are not traded on any stock exchange or in the over-the-counter market.

Item 6.   SELECTED FINANCIAL DATA

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Cornerstone II has not issued Mortgage-Backed Securities since 1991. Cornerstone II's operations are directed toward maintenance of outstanding issues.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Financial Statements and Supplementary Financial
Data

                                                     Page No.

  Report of Independent Public
  Accountants.........................................   6

  Balance Sheet as of December 31, 1995 and 1994......   7

  Notes to Balance Sheet..............................   8

All schedules are omitted because they are not required, inapplicable or the information is included in the balance sheet or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cornerstone Mortgage Investment Group II, Inc.:

We have audited the accompanying balance sheet of Cornerstone Mortgage Investment Group II, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1995 and 1994. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 20, 1996

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                            BALANCE SHEET

                  AS OF DECEMBER 31, 1995 AND 1994

                                            1995       1994
                                         __________ __________

                                ASSETS

CASH                                       $   500   $   500
                                         ==========  ==========

                         STOCKHOLDER'S EQUITY

COMMON STOCK - $1.00 par value, 150,000
  shares authorized, 500 issued and
  outstanding                              $   500   $   500
                                        ==========  ==========
                  The accompanying notes are an integral
                        part of this balance sheet.

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                          NOTES TO BALANCE SHEET

                        DECEMBER 31, 1995 AND 1994

1.  GENERAL


Cornerstone Mortgage Investment Group II, Inc. (``Cornerstone II'')

is a Delaware corporation and a wholly owned subsidiary of Edward

D. Jones & Co., L.P. (``EDJ''), a Missouri limited partnership.

Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed

securities (the ``Certificates''), which are backed by Government

National Mortgage Association (GNMA), Federal Home Loan Mortgage

Corporation (FHLMC) and Federal National Mortgage Association

(FNMA) Securities (collectively the ``Collateral'').

All costs related to the organization of Cornerstone II have been absorbed by EDJ.  In addition, EDJ has paid all offering expenses and assumed all future revenues and expenses in connection with prior security transactions.  Due to the absence of revenue or expense generating transactions, no income statement is presented.

The balance of stockholder's equity consists solely of common stock issued on December 30, 1986; therefore, no statement of

stockholder's equity is presented.  All funds were obtained from capital transactions.  Therefore, no statement of cash flows is presented.

2.  SECURITY TRANSACTIONS

Cornerstone II last offered mortgage-backed securities in 1991; no securities were issued during 1995, 1994 or 1993.

Since Cornerstone II has surrendered control of the future economic benefit in the collateral, these transactions have been accounted for as sales and both the Certificates and the Collateral have been eliminated from Cornerstone II's balance sheet.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group

II, Inc. are $123,835,113 and $124,309,168 as of December 31, 1995.

Item 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or financial disclosure.

                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

Item 11.  EXECUTIVE COMPENSATION

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Omitted pursuant to General Instruction J(2)(c) of Form 10-
       K.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  a.  The following documents are filed as part of this report:

      1.  Financial Statements:

          Report of Independent Public Accountants

          Balance Sheet as of December 31, 1995 and 1994

          Notes to Balance Sheet

      2.  Financial Statement Schedules:

             All schedules are omitted because they are not required, inapplicable, or the information is included in the balance sheet or notes thereto.

      3.  Exhibits:

             Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-11, as amended, File No. 33-11459).

             Bylaws of the Company as amended (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-11, as amended, File No. 33-11459).

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

  b. No reports on Form 8-K were filed in the fourth quarter of 1995.

  c.  Exhibits filed as part of this report are included in Item
          (14)(a)(3) above.

  d. Financial Statement Schedules required by Regulation S-X are included as described in Part II Item 8 above.

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1996.

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                             (Registrant)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Heisler      Chairman of the Board,
John C. Heisler            Chief Financial Officer,
                           Chief Accounting
                           Officer and Director     March 29, 1996

/s/ Philip R. Schwab     President, Chief
Philip R. Schwab           Executive Officer
                           and Director             March 29, 1996

/s/ John Beuerlein       Secretary and Director     March 29, 1996
John Beuerlein

                          INDEX TO EXHIBITS

Exhibit
Number             Description of Exhibit              Page

 3.1           Certificate of Incorporation of the
               Company, as amended (incorporated by
               reference to Exhibit 3(a) to Registration
               Statement on Form S-11, as amended,
               File No. 33-11459).......................  *

 3.2           Bylaws of the Company as amended
               (incorporated by reference to Exhibit 3(b) to Registration Statement on
               Form S-11, as amended, File No. 33-11459). *

 4.1           Deposit Agreement dated as of February 20,
               1987, between the Company, as Depositor
               and Boatmen's Trust Company of St. Louis,
               as Custodian (incorporated by reference
               to Exhibit 2 to the Current Report on
               Form 8-K filed on March 6, 1987........... *

 4.2           Trust Agreement dated as of February 20,
               1987, between the Company, as Depositor
               and Boatmen's Trust Company of St. Louis,
               as Trustee (incorporated by reference to
               Exhibit 3 to the Current Report on
               Form 8-K filed on March 6, 1987)..........   *

 4.3           Trust Agreement dated as of February 20,
               1987, between the Company, as Depositor
               and Boatmen's Trust Company of St. Louis,
               as Trustee (incorporated by reference to
               Exhibit 4 to the Current Report on
               Form 8-K filed on March 6, 1987)..........   *
______________________

*Incorporated by reference

                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1996.


              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



________________________ Chairman of the Board,
John C. Heisler            Chief Financial Officer,
                           Chief Accounting
                           Officer and Director   March 29, 1996

________________________ President, Chief
Philip R. Schwab           Executive Officer
                           and Director           March 29, 1996

________________________ Secretary and Director   March 29, 1996
John Beuerlein