Form 10-Q
period 1996-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1996-05-10
CIK 809767

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                            ______________________

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                 ______________
Commission file number   33-11459
                         ________

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
_______________________________________________________________________
         (Exact name of registrant as specified in its charter)

      DELAWARE                                     43-1432378
_______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
_______________________________________________________________________
      (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (314) 515-2000
                                                  __________________

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, April 29, 1995:

               COMMON STOCK, $1.00 Par Value - 500 Shares

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                 INDEX

                                                              Page
                                                            Number
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet .........................................3
        Notes to Balance Sheet ................................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...................5


Part II.OTHER INFORMATION......................................6

SIGNATURES.....................................................7

            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                           BALANCE SHEET

                            (Unaudited)

                                       March 31,    December 31,
                                           1996           1995

                               ASSETS

Cash                                  $     500      $     500
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

  No securities were issued by Cornerstone II during the three months ended March 31, 1996, or 1995.

            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                  MANAGEMENT'S FINANCIAL DISCUSSION

  No securities were issued during the three months ended March 31,

1996 or 1995.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group II,

Inc. are $116,416,370 and $116,984,125 as of March 31, 1996.

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

Item 2.Changes in Securities:
       No change.

Item 3.Default upon Senior Securities:
       No default.

Item 4.Submission of Matters to a Vote of Security Holders:
       Nothing to report.

Item 5.Other Information:
       Nothing to report.

Item 6:Exhibits and Reports on Form 8-K

  (a) Exhibits

  Exhibit No.         Description of Exhibit
  _________           ______________________

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 31, 1996.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)

/s/John C. Heisler       Chairman of the Board,
   ______________________ Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director                    May 10, 1996

/s/Philip R. Schwab      President, Chief Executive
   _______________________Officer and Director            May 10, 1996
   Philip R. Schwab

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                            (Registrant)

                         Chairman of the Board,
   _______________________Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director                    May 10, 1996

                         President, Chief Executive
   _______________________Officer and Director            May 10, 1996
   Philip R. Schwab