Form 10-Q
period 1996-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1996-08-07
CIK 809767

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                           ______________________

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                 _____________
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 5, 1996:

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................5

Part II. OTHER INFORMATION.....................................6

Signatures.....................................................7

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                             BALANCE SHEET

                              (Unaudited)

                                        June 30,    December 31,
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

  No securities were issued by Cornerstone II during the three or six months ended June 30, 1996, or June 30, 1995.

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                  MANAGEMENT'S FINANCIAL DISCUSSION

  No securities were issued during the three or six months ended June

30, 1996 or June 30, 1995.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group II,

Inc. are $109,721,300 and $109,998,731 as of June 30, 1996.

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended June 30, 1996.

                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                           (Registrant)


/s/John C. Heisler        Chairman of the Board,
   _______________________   Chief Financial Officer,
   John C. Heisler           Chief Accounting Officer      August 7, 1996

/s/Philip R. Schwab       President, Chief Executive
   _______________________   Officer and Director          August 7, 1996
   Philip R. Schwab

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                           (Registrant)


                          Chairman of the Board,
   _______________________   Chief Financial Officer,
   John C. Heisler           Chief Accounting Officer
                             and Director                  August 7, 1996


                         President, Chief Executive
_______________________      Officer and Director          August 7, 1996
   Philip R. Schwab