Form 10-Q
period 1996-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1996-11-07
CIK 809767

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                            ______________________

                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   Sept. 30, 1996
                                 ______________

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

                                           ____                   ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 1, 1996:

             COMMON STOCK, $1.00 Par Value - 500 Shares

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                   INDEX

                                                             Page
                                                           Number
Part I.FINANCIAL INFORMATION

Item 1.Financial Statements

      Balance Sheet ...........................................3
      Notes to Balance Sheet ..................................4

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................5

Part II.OTHER INFORMATION

Item 6.Exhibits and Reports of Form 8-K........................6

      Signatures ..............................................7

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                               BALANCE SHEET

                               (Unaudited)


                                   September 30,    December 31,
                                        1996              1995

                           ASSETS

Cash                                     $500             $500
                                     ===========     ===========

                   STOCKHOLDER'S EQUITY

COMMON STOCK - $1.00 par value, 150,000
  shares authorized, 500 issued and
  outstanding                              $500            $500
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

  No securities were issued by Cornerstone II during the three or nine months ended September 30, 1996, or September 30, 1995.

              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                   MANAGEMENT'S FINANCIAL DISCUSSION

  No securities were issued during the three or nine months ended

September 30, 1996 or September 30, 1995.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group II,

Inc. are $104,338,425 and $104,680,882 as of September 30, 1996.

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

30, 1996.








                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                            (Registrant)

/s/John C. Heisler       Chairman of the Board,
   ____________________   Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer  November 7, 1996

/s/Philip R. Schwab      President, Chief Executive
   ____________________   Officer and Director      November 7, 1996
   Philip R. Schwab

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)

                          Chairman of the Board,
   _____________________  Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director              November 7, 1996

                         President, Chief Executive
   _____________________  Officer and Director      November 7, 1996
   Philip R. Schwab