Form 10-K
period 1996-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1997-03-26
CIK 809767

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                         __________________

                             FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996

Commission file number 33-11459

            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
____________________________________________________________________
(Exact name of registrant as specified in its Articles of Incorporation)

             DELAWARE                             43-1432378
___________________________________________________________________
 (State or other jurisdiction of             (IRS Employer
  incorporation or organization)              Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                          63043
___________________________________________________________________
(Address and principal executive office)                (Zip Code)

Registrant's telephone number, including area code  (314) 515-2000
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

              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

TABLE OF CONTENTS

PART I                                                 Page

  Item 1. Business...............................         3

  Item 2. Properties.............................         3

  Item 3. Legal Proceedings......................         3

  Item 4. Submission of Matters to a Vote
           of Security Holder....................         3

PART II

  Item 5. Market for the Registrant's Common Equity and
           Related Stockholder Matters...........         4

  Item 6. Selected Financial Data................         4

  Item 7. Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations...........................         4

  Item 8. Financial Statements and Supplementary
           Data..................................         5

  Item 9. Change in and Disagreements with Accountants
           on Accounting and Financial Disclosure...     10

PART III

  Item 10.Directors and Executive Officers of the
           Registrant................................    11

  Item 11.Executive Compensation....................     11

  Item 12.Security Ownership of Certain Beneficial Owners and
           Management...............................     11

  Item 13.Certain Relationships and Related
           Transactions..............................    11

PART IV

Item 14.Exhibits, Financial Statement Schedules and
        Reports on Form 8-K..........................    12

SIGNATURES...........................................    13

INDEX TO EXHIBITS....................................    14

                                PART I
Item 1.  BUSINESS

          Cornerstone Mortgage Investment Group II, Inc. (the"Company") was incorporated in the state of Delaware on December22, 1986, as a wholly owned, limited purpose subsidiary of Edward
D. Jones  & Co., L.P. ("EDJ"), a Missouri limited partnership.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Financial Statements and Supplementary Financial
       Data

                                                     Page No.

  Report of Independent Public Accountants........      6

  Balance Sheet as of December 31, 1996 and 1995..      7

  Notes to Balance Sheet..........................      8

All schedules are omitted because they are not required, inapplicable or the information is included in the balance sheet or notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cornerstone Mortgage Investment Group II, Inc.:

We have audited the accompanying balance sheet of Cornerstone Mortgage Investment Group II, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1996 and 1995. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 21, 1997

              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                            BALANCE SHEET

                  AS OF DECEMBER 31, 1996 AND 1995

                                            1996       1995
                                         __________  __________

                              ASSETS

CASH                                       $   500   $   500
                                         ==========  ==========

                        STOCKHOLDER'S EQUITY

COMMON STOCK - $1.00 par value, 150,000
  shares authorized,500 issued and
    outstanding                            $   500   $   500
                                         ==========  ==========

                The accompanying notes are an integral
                     part of this balance sheet.

            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                       NOTES TO BALANCE SHEET

                     DECEMBER 31, 1996 AND 1995

1.  GENERAL

Cornerstone Mortgage Investment Group II, Inc. (``Cornerstone II'')

is a Delaware corporation and a wholly owned subsidiary of Edward

D. Jones & Co., L.P. ("EDJ''), a Missouri limited partnership.

Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed

securities (the ''Certificates''), which are backed by Government

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

2.  SECURITY TRANSACTIONS

Cornerstone II last offered mortgage-backed securities in 1991; no securities were issued during 1996, 1995 or 1994.

Since Cornerstone II has surrendered control of the future economic benefit in the collateral, these transactions have been accounted for as sales and both the Certificates and the Collateral have been eliminated from Cornerstone II's balance sheet.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group

II, Inc. are $99,014,500 and $99,431,599 as of December 31, 1996.

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

          Balance Sheet as of December 31, 1996 and 1995

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

             Bylaws of the Company as amended (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-11, as amended, File No. 33-11459).

             Deposit Agreement dated as of February 20, 1987, between the Company, as Depositor, and Boatmen's Trust Company of St. Louis, as Custodian (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on March 6, 1987).

             Trust Agreement dated as of February 20, 1987, between the Company, as Depositor, and Boatmen's Trust Company of St. Louis, as Trustee (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on March 6, 1987).

             Trust Agreement dated as of February 20, 1987, between the Company, as Depositor, and Boatmen's Trust Company of St. Louis, as Trustee (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed on March 6, 1987).

  b. No reports on Form 8-K were filed in the fourth quarter of 1996.

  c.  Exhibits filed as part of this report are included in Item
      (14)(a)(3) above.

  d. Financial Statement Schedules required by Regulation S-X are included as described in Part II Item 8 above.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Heisler        Chairman of the Board,
John C. Heisler            Chief Financial Officer,
                           Chief Accounting
                           Officer and Director   March 26, 1997

/s/ Philip R. Schwab       President, Chief
Philip R. Schwab           Executive Officer
                           and Director           March 26, 1997

/s/ John Beuerlein         Secretary and Director March 26, 1997
John Beuerlein

                             INDEX TO EXHIBITS
Exhibit
Number             Description of Exhibit              Page

 3.1           Certificate of Incorporation of the
               Company, as amended (incorporated by
               reference to Exhibit 3(a) to Registration
               Statement on Form S-11, as amended,
               File No.
               33-11459)..............................  *

 3.2           Bylaws of the Company as amended
               (incorporated by reference to Exhibit 3(b)
               to Registration Statement on Form S-11,
               as amended, File No. 33-11459).......... *

 4.1           Deposit Agreement dated as of February 20,
               1987, between the Company, as Depositor,
               and Boatmen's Trust Company of St. Louis,
               as Custodian (incorporated by reference
               to Exhibit 2 to the Current Report on Form
               8-K filed on March 6, 1987).............   *

 4.2           Trust Agreement dated as of February 20,
               1987, between the Company, as Depositor,
               and Boatmen's Trust Company of St. Louis,
               as Trustee (incorporated by reference to
               Exhibit 3 to the Current Report on Form
               8-K filed on March 6, 1987)..............  *

 4.3           Trust Agreement dated as of February 20,
               1987, between the Company, as Depositor,
               and Boatmen's Trust Company of St. Louis,
               as Trustee (incorporated by reference to
               Exhibit 4 to the Current Report on Form
               8-K filed on March 6, 1987)..............  *

______________________

*Incorporated by reference

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                              (Registrant)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

________________________ Chairman of the Board,
John C. Heisler            Chief Financial Officer,
                           Chief Accounting
                           Officer and Director   March 26, 1997


________________________ President, Chief
Philip R. Schwab           Executive Officer
                           and Director           March 26, 1997


________________________ Secretary and Director   March 26, 1997
John Beuerlein