Form 10-Q
period 1997-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1997-05-08
CIK 809767

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                         ______________________

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

Commission file number   33-11459

              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
______________________________________________________________________
          (Exact name of registrant as specified in its charter)

      DELAWARE                                     43-1432378
______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, April 30, 1997:

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

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................5

Part II.OTHER INFORMATION......................................6

SIGNATURES.....................................................7

            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                             BALANCE SHEET

                              (Unaudited)

                                       March 31,      December 31,
                                           1997           1996

                                 ASSETS

CASH                                  $        500   $       500
                                       ===========   ===========

STOCKHOLDER'S EQUITY

COMMON STOCK - $1.00 par value, 150,000
  shares authorized, 500 issued and
   outstanding                        $        500   $       500
                                      ============   ===========

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

is a Delaware corporation and a wholly-owned subsidiary of Edward D.

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

1997 or March 31, 1996.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group II,

Inc. are $94,795,500 and $95,261,401 as of March 31, 1997.

              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

Item 1:Legal Proceedings:
       There are no pending legal proceedings.

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

1997.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                              (Registrant)

/s/John C. Heisler       Chairman of the Board,
   ___________________   Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer    May 8, 1997

/s/Philip R. Schwab      President, Chief Executive
   ____________________   Officer and Director        May 8, 1997
   Philip R. Schwab

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                             (Registrant)

                         Chairman of the Board,
   __________________     Chief Financial Officer,
   John C. Heisler        Chief Accounting Officer
                          and Director                May 8, 1997

                         President, Chief Executive
   __________________    Officer and Director          May 8, 1997
   Philip R. Schwab