Form 10-Q
period 1997-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1997-07-22
CIK 809767

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                             ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                 _____________
Commission file number   33-1145
                         _______

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, July 18, 1997:

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

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................5


Part II.OTHER INFORMATION......................................6

SIGNATURES.....................................................7

                  CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                 BALANCE SHEET

                                  (Unaudited)

                                        June 30,    December 31,
                                           1997           1996

                                     ASSETS

CASH                                  $      500       $   500
                                      ==========     =========

                             STOCKHOLDER'S EQUITY

COMMON STOCK - $1.00 par value, 150,000
  shares authorized, 500 issued
    and outstanding                   $      500       $   500
                                      ==========     =========

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

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION

  No securities were issued during the three or six months ended June 30, 1997 or June 30, 1996.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $90,450,500 and $90,773,109 as of June 30, 1997.

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended June 30, 1997.

                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                             (Registrant)

/s/John C. Heisler       Chairman of the Board,
   __________________     Chief Financial Officer and
   John C. Heisler        Chief Accounting Officer    July 21, 1997

/s/Philip R. Schwab      President, Chief Executive
   __________________     Officer and Director        July 21, 1997
   Philip R. Schwab

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                               (Registrant)

                          Chairman of the Board,
   __________________      Chief Financial Officer and
   John C. Heisler        Chief Accounting Officer
                                                     July 21, 1997
                         President, Chief Executive
   __________________     Officer and Director       July 21, 1997
   Philip R. Schwab