Form 10-Q
period 1997-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1997-11-14
CIK 809767

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                            ----------------------


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1997      Commission file number   33-11459
                                 ------------------                             ------------

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


      DELAWARE                                        43-1432378
-------------------------------------------------------------------------------
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                      63043
-------------------------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code          (314) 515-2000
                                                       ------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO
                                                    -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, October 31, 1997:

                  COMMON STOCK, $1.00 Par Value - 500 Shares

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                    INDEX

                                                                          Page
                                                                          Number
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet                                                      3
            Notes to Balance Sheet                                             4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                5


Part II.    OTHER INFORMATION                                                  6

SIGNATURES                                                                     7

                       Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                BALANCE SHEET

                                 (Unaudited)
                                                           September 30,            December 31,
                                                                1997                    1996
------------------------------------------------------------------------------------------------
                                             ASSETS
                                             ------

CASH                                                     $           500         $           500
                                                         ===============         ===============



                                        STOCKHOLDER'S EQUITY
                                        --------------------

COMMON STOCK - $1.00 par value, 150,000
  shares authorized, 500 issued and outstanding          $           500         $           500
                                                         ================        ===============

------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

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

                      Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

      No securities were issued during the three or nine months ended September 30, 1997 or September 30, 1996.
      The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $85,033,500 and $85,370,159 as of September 30, 1997.

                           Part II.  OTHER INFORMATION

                  CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.


Item 1:     Legal Proceedings:
            There are no pending legal proceedings.

Item 2.     Changes in Securities:
            No change.

Item 3.     Default upon Senior Securities:
            No default.

Item 4.     Submission of Matters to a Vote of Security Holders:
            Nothing to report.

Item 5.     Other Information:
            Nothing to report.

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit No.             Description of Exhibit
      -----------             ----------------------
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

      (b) Reports on Form 8-K
      No reports were filed on Form 8-K for the quarter ended September 30, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                 (Registrant)


/s/   John C. Heisler               Chairman of the Board,
      -----------------------         Chief Financial Officer and
      John C. Heisler                 Chief Accounting Officer                November 10, 1997





/s/   Philip R. Schwab              President, Chief Executive
      -----------------------         Officer and Director                    November 10, 1997
      Philip R. Schwab
