Form 10-K
period 1997-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1998-03-27
CIK 809767

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             -------------------

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended December 31, 1997      Commission file number 33-11459
                   -----------------                             --------

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
---------------------------------------------------------------------------
(Exact name of registrant as specified in its Articles of Incorporation)

             DELAWARE                                     43-1432378
---------------------------------------------------------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                              63043
---------------------------------------------------------------------------
(Address and principal executive office)                 (Zip Code)

Registrant's telephone number, including area code     (314) 515-2000
                                                    --------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X      NO
                                                     ----       ----

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

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

      Item 1.     Business                                                   3

      Item 2.     Properties                                                 3

      Item 3.     Legal Proceedings                                          3

      Item 4.     Submission of Matters to a Vote of Security Holders        3

PART II

      Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                       4

      Item 6.     Selected Financial Data                                    4

      Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       4

      Item 8.     Financial Statements and Supplementary Data                5

      Item 9.     Change in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                   10

PART III

      Item 10.    Directors and Executive Officers of the Registrant        11

      Item 11.    Executive Compensation                                    11

      Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management                                               11

      Item 13.    Certain Relationships and Related Transactions            11

PART IV

      Item 14.    Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                 12

SIGNATURES                                                                  13

INDEX TO EXHIBITS                                                           14


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


Item 6.     SELECTED FINANCIAL DATA

            Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Cornerstone II has not issued Mortgage-Backed Securities
            since 1991. Cornerstone II's operations are directed toward maintenance of outstanding issues.

            Year 2000 Issues
            ----------------

                  In 1997, the Partnership began the process of identifying
            the software applications expected to be impacted by the Year 2000 system issue. The Partnership does not believe the costs of addressing these issues will have a material impact on the partnership financial position or on its results of operations.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Index to Financial Statements and Supplementary Financial Data


                                                        Page No.
                                                        --------
      Report of Independent Public Accountants             6

      Balance Sheet as of December 31, 1997 and 1996.      7

      Notes to Balance Sheet                               8



All schedules are omitted because they are not required, inapplicable or the information is included in the balance sheet or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To Cornerstone Mortgage Investment Group II, Inc.:

We have audited the accompanying balance sheet of Cornerstone Mortgage Investment Group II, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1997 and 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. as of December 31, 1997 and 1996, in conformity with generally accepted accounting principles.





                              ARTHUR ANDERSEN LLP





St. Louis, Missouri,
February 20, 1998

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.


                                 BALANCE SHEET
                                 -------------

                       AS OF DECEMBER 31, 1997 AND 1996
                       --------------------------------


                                                                    1997             1996
                                                                    ----             ----
                        ASSETS
                        ------
CASH                                                                $500              $500
                                                                    ====              ====



                STOCKHOLDER'S EQUITY
                --------------------

COMMON STOCK - $1.00 par value, 150,000 shares authorized,
      500 issued and outstanding                                    $500              $500
                                                                    ====              ====


                    The accompanying notes are an integral
                          part of this balance sheet.


                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                            NOTES TO BALANCE SHEET
                            ----------------------

                          DECEMBER 31, 1997 AND 1996
                          --------------------------

1.  GENERAL
-----------

Cornerstone Mortgage Investment Group II, Inc. ("Cornerstone II") is a Delaware corporation and a wholly owned subsidiary of Edward D. Jones & Co., L.P. ("EDJ"), a Missouri limited partnership. Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed securities (the "Certificates"), which are backed by Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) Securities (collectively the "Collateral").

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

2.  SECURITY TRANSACTIONS
    ---------------------

Cornerstone II last offered mortgage-backed securities in 1991; no securities were issued during 1997, 1996 or 1995.

Since Cornerstone II has surrendered control of the future economic benefit in the collateral, these transactions have been accounted for as sales and both the Certificates and the Collateral have been eliminated from Cornerstone II's balance sheet.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group II, Inc. are $79,828,000 and $80,221,819 as of December 31, 1997.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There was no change of accountants or disagreement with accountants on any matter of accounting principles or financial disclosure.

                                   PART III



Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 11.    EXECUTIVE COMPENSATION

            Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a.    The following documents are filed as part of this report:

            1.    Financial Statements:
                  --------------------

                  Report of Independent Public Accountants

                  Balance Sheet as of December 31, 1997  and 1996

                  Notes to Balance Sheet

            2.    Financial Statement Schedules:
                  -----------------------------

                        All schedules are omitted because they are not
                  required, inapplicable, or the information is included in the balance sheet or notes thereto.

            3.    Exhibits:
                  --------

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

                        Bylaws of the Company as amended (incorporated by
                  reference to Exhibit 3(b) to Registration Statement on Form S-11, as amended, File No. 33-11459).

                        Deposit Agreement dated as of February 20, 1987,
                  between the Company, as Depositor, and The Bank of New York, as Custodian (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on March 6, 1987).

                        Trust Agreement dated as of February 20, 1987,
                  between the Company, as Depositor, and The Bank of New York, as Successor Trustee (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on March 6, 1987).

                        Trust Agreement dated as of February 20, 1987, between the Company, as Depositor, Bank of NewYork as SuccessorTrustee (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed on March 6, 1987).

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of February, 1998.


                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                ----------------------------------------------
                                 (Registrant)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ John C. Heisler         Chairman of the Board,
------------------------        Chief Financial Officer,
John C. Heisler                 Chief Accounting
                                Officer and Director                  February 18, 1998
                                                                      -----------------

/s/ Philip R. Schwab        President, Chief
------------------------        Executive Officer
Philip R. Schwab                and Director                          February 18, 1998
                                                                      -----------------




/s/ John Beuerlein          Secretary and Director                    February 18, 1998
------------------------                                              -----------------
John Beuerlein


                               INDEX TO EXHIBITS


 Exhibit
 Number                     Description of Exhibit                               Page
 -------                    ----------------------                               ----
   3.1      Certificate of Incorporation of the Company, as amended
            (incorporated by reference to Exhibit 3(a) to Registration
            Statement on Form S-11, as amended, File No.
            33-11459                                                             <F*>

   3.2      Bylaws of the Company as amended (incorporated by
            reference to Exhibit 3(b) to Registration Statement on
            Form S-11, as amended, File No. 33-11459                             <F*>

   4.1      Deposit Agreement dated as of February 20, 1987,
            between the Company, as Depositor, and Bank of New York,
            (incorporated by reference to Exhibit 2 to the Current Report
            on Form, 8-K filed on March 6, 1987                                  <F*>

   4.2      Trust Agreement dated as of February 20, 1987, between
            the Company, as Depositor, and Bank of New York
            as Trustee (incorporated by reference to
            Exhibit 3 to the Current Report on Form 8-K filed on
            March 6, 1987)                                                       <F*>

   4.3      Trust Agreement dated as of February 20, 1987, between
            the Company, as Depositor, and Bank of New York,
            as Successor Trustee  (incorporated by reference to
            Exhibit 4 to the Current  Report on Form 8-K filed
            on March 6, 1987                                                     <F*>



----------------------

<F*> Incorporated by reference
