Form 10-Q
period 1998-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1998-05-14
CIK 809767

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 1998  Commission file number 33-11459
                               --------------                         --------


                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                  43-1432378
-------------------------------------------------------------------------------
      (State or other jurisdiction of           (IRS Employer
      incorporation or organization)            Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                63043
-------------------------------------------------------------------------------
      (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code (314) 515-2000
                                                   ----------------------------

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

Part I.                FINANCIAL INFORMATION

Item 1. Financial Statements

                           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                            BALANCE SHEET

                                             (UNAUDITED)

                                                            March 31,                          December 31,
                                                              1998                                1997
-----------------------------------------------------------------------------------------------------------
                                               ASSETS
                                               ------
CASH                                                          $500                                $500
                                                              ====                                ====

                                        STOCKHOLDER'S EQUITY
                                        --------------------
COMMON STOCK - $1.00 par value, 150,000
  shares authorized, 500 issued and outstanding               $500                                $500
                                                              ====                                ====
-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

Part I.                FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                   MANAGEMENT'S FINANCIAL DISCUSSION

      No securities were issued during the three months ended March 31, 1998 or March 31, 1997.

      The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group II, Inc. are $73,183,500 and $73,660,076 as of March 31, 1998.

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

Item 2.   Changes in Securities:
          No change.

Item 3.   Default upon Senior Securities:
          No default.

Item 4.   Submission of Matters to a Vote of Security Holders:
          Nothing to report.

Item 5.   Other Information:
          Nothing to report.

Item 6:   Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit No.  Description of Exhibit
   ----------   ----------------------

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

   (b) Reports on Form 8-K

   No reports were filed on Form 8-K for the quarter ended March 31, 1998.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)




/s/ John C. Heisler         Chairman of the Board,
    -----------------------   Chief Financial Officer,
    John C. Heisler           Chief Accounting Officer        May 12, 1998





/s/ Philip R. Schwab        President, Chief Executive
    -----------------------   Officer and Director            May 12, 1998
    Philip R. Schwab