Form 10-Q
period 1998-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1998-08-13
CIK 809767

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ----------------------

                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 1998 Commission file number  33-11459
                               -------------                        ----------


                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            43-1432378
------------------------------------------------------------------------------
           (State or other jurisdiction of                    (IRS Employer
           incorporation or organization)                  Identification No.)

           201 Progress Parkway
           Maryland Heights, Missouri                             63043
------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code          (314) 515-2000
                                                      ------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.    YES      X        NO
                                                       --------        -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 7, 1998:

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

Part I.                                FINANCIAL INFORMATION

Item 1.    Financial Statements

                         CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                           BALANCE SHEET

                                            (Unaudited)
                                                           June 30,        December 31,
                                                             1998             1997
----------------------------------------------------------------------------------------
                      ASSETS
                      ------
CASH                                                       $    500             $    500
                                                           ========             ========


               STOCKHOLDERS' EQUITY
               --------------------

COMMON STOCK - $1.00 par value, 150,000
   shares authorized, 500 shares issued and outstanding    $    500             $    500
                                                           ========             ========

----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Part I.                        FINANCIAL INFORMATION

Item 1.   Financial Statements


                    CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                              NOTES TO BALANCE SHEET

                                    (Unaudited)

BASIS OF PRESENTATION
      The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments of a normal recurring nature which are necessary for its fair presentation.
      Cornerstone Mortgage Investment Group II, Inc. ("Cornerstone II") is a Delaware corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P. ("EDJ"), a Missouri limited partnership. Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed securities (the "Certificates"), which are backed by Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) Securities (collectively the "Deposited Securities").
      EDJ absorbed all costs related to the organization of Cornerstone II. In addition, EDJ paid all offering expenses and assumed all future revenues and expenses in connection with prior security transactions. Due to the absence of revenue or expense generating transactions, no income statement is presented. The balance of stockholder's equity consists solely of common stock issued on December 30, 1986; therefore, no statement of stockholder's equity is presented. All funds were obtained from capital transactions; therefore, no statement of cash flows is presented.

Part I.                        FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                        MANAGEMENT'S FINANCIAL DISCUSSION

      No securities were issued during the three or six months ended June 30, 1998 or June 30, 1997.
      The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $66,678,000 and $67,443,618 as of June 30, 1998.

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

Item 3.    Default upon Senior Securities:
           No default.

Item 4.    Submission of Matters to a Vote of Security Holders:
           Nothing to report.

Item 5.    Other Information:
           Nothing to report.

Item 6:    Exhibits and Reports on Form 8-K

      (a) Exhibits

   Exhibit No.          Description of Exhibit
   -----------          ----------------------
      4.1               Deposit Agreement dated as of February 20, 1987,
                        between the Company, as Depositor, and The Bank of New
                        York, as successor Custodian (incorporated by reference
                        to Exhibit 2 to the Current Report on Form 8-K filed on
                        March 6, 1987).

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

      (b) Reports on Form 8-K

      No reports were filed on Form 8-K for the quarter ended June 30, 1998.

                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                 (Registrant)



/s/   John C. Heisler               Chairman of the Board,
      -----------------------         Chief Financial Officer,
      John C. Heisler                 Chief Accounting Officer             August 10, 1998



/s/   Philip R. Schwab              President, Chief Executive
      -----------------------         Officer and Director                 August 10, 1998
      Philip R. Schwab