Form 10-Q
period 1998-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1998-11-12
CIK 809767

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                     -----------------------

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------
Commission file number   33-11459
                       ------------


          CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
---------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       DELAWARE                               43-1432378
---------------------------------------------------------------------
       (State or other jurisdiction of            (IRS Employer
       incorporation or organization)             Identification No.)

       201 Progress Parkway
       Maryland Heights, Missouri                 63043
---------------------------------------------------------------------
       (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code (314) 515-2000
                                                   ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                  ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 6, 1998:

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

Part I.            FINANCIAL INFORMATION

Item 1.     Financial Statements

                     CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                       BALANCE SHEET

                                       (UNAUDITED)

                                                                    September 30,   December 31,
                                                                         1998           1997
------------------------------------------------------------------------------------------------
                           ASSETS
                           ------
CASH                                                                     $500           $500
                                                                         ====           ====



                    STOCKHOLDER'S EQUITY
                    --------------------

COMMON STOCK - $1.00 par value, 150,000
   shares authorized, 500 shares issued and outstanding                  $500           $500
                                                                         ====           ====

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

Part I.               FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                MANAGEMENT'S FINANCIAL DISCUSSION

  No series have been issued since May 29, 1991. Series 25 was liquidated on January 30, 1998. The net gain from liquidation of Series 25 was $31,735.

  The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $60,982,000 and $61,728,123 as of September 30, 1998.

PART II.                       OTHER INFORMATION

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

Item 1:     Legal Proceedings:
            There are no pending legal proceedings.

Item 2.     Changes in Securities:
            Series 25 was liquidated on January 30, 1998.

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

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended September 30, 1998.

                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                        (Registrant)




/s/John C. Heisler        Chairman of the Board,
------------------------   Chief Financial Officer,
   John C. Heisler         Chief Accounting Officer     November 6, 1998





/s/Philip R. Schwab       President, Chief Executive
------------------------   Officer and Director         November 6, 1998
   Philip R. Schwab