Form 10-K
period 1998-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1999-03-23
CIK 809767

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                        -------------------

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended December 31, 1998 Commission file number 33-11459
                   -----------------                        --------

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
------------------------------------------------------------------------
(Exact name of registrant as specified in its Articles of Incorporation)

             DELAWARE                                 43-1432378
------------------------------------------------------------------------
 (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                 Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                          63043
------------------------------------------------------------------------
(Address and principal executive office)              (Zip Code)

Registrant's telephone number, including area code (314) 515-2000
                                                   --------------

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

                          TABLE OF CONTENTS

PART I                                                            Page
                                                                  ----

   Item 1.  Business                                               3

   Item 2.  Properties.                                            3

   Item 3.  Legal Proceedings                                      3

   Item 4.  Submission of Matters to a Vote of Security Holders    3

PART II

   Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                    4

   Item 6.  Selected Financial Data                                4

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    4

   Item 8.  Financial Statements and Supplementary Data.           5

   Item 9.  Change in and Disagreements with Accountants
            on Accounting and Financial Disclosure                10

PART III

   Item 10. Directors and Executive Officers of the Registrant    11

   Item 11. Executive Compensation                                11

   Item 12. Security Ownership of Certain Beneficial Owners and
            Management                                            11

   Item 13. Certain Relationships and Related Transactions        11

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                           12

SIGNATURES                                                        13

INDEX TO EXHIBITS                                                 14

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


Item 6. SELECTED FINANCIAL DATA

        Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Cornerstone II has not issued Mortgage-Backed Securities since
        1991.

        Cornerstone II's operations are directed toward maintenance of outstanding issues.
             During 1998 Cornerstone II exercised the option to repurchase collateral for series which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Series 25 was repurchased on January 30, 1998 and series 14 and series 23 on September 30, 1998, for net gains of $31,735, $95,026 and $30,550, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Financial Statements and Supplementary Financial Data


                                                            Page No.
                                                            --------

        Report of Independent Public Accountants. . . . . . . .6

        Balance Sheet as of December 31, 1998 and 1997. . . . .7

        Notes to Balance Sheet. . . . . . . . . . . . . . . . .8


All schedules are omitted because they are not required, inapplicable or the information is included in the balance sheet or notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              ----------------------------------------


To Cornerstone Mortgage Investment Group II, Inc.:

We have audited the accompanying balance sheet of Cornerstone Mortgage Investment Group II, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1998 and 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.





                            ARTHUR ANDERSEN LLP





St. Louis, Missouri,
February 26, 1999

                    CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                          BALANCE SHEET
                          -------------

                 AS OF DECEMBER 31, 1998 AND 1997
                 --------------------------------
                                                        1998        1997
                                                        ----        ----
                             ASSETS
                             ------

CASH                                                    $500        $500
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

           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      NOTES TO BALANCE SHEET
                      ----------------------

                    DECEMBER 31, 1998 AND 1997
                    --------------------------

1.  GENERAL
    -------

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

2.  SECURITY TRANSACTIONS
    ---------------------
Cornerstone II last offered mortgage-backed securities in 1991; no securities were issued during 1998, 1997 or 1996. Series 25, Series 14 and Series 23 were repurchased during 1998.

Since Cornerstone II has surrendered control of the future economic benefit in the collateral, these transactions have been accounted for as sales and both the Certificates and the Collateral have been eliminated from Cornerstone II's balance sheet.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone Mortgage Investment Group II, Inc. are $52,234,000 and $52,689,276 as of December 31, 1998.

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

               Balance Sheet as of December 31, 1998 and 1997

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

                   Trust Agreement dated as of February 20, 1987, between
               the Company, as Depositor, Bank of New York as Successor Trustee (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed on March 6, 1987).

                              SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 1999.


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
           ----------------------------------------------
                             (Registrant)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ John C. Heisler         Chairman of the Board,         February 26, 1999
-------------------           Chief Financial Officer,     -----------------
John C. Heisler               Chief Accounting
                              Officer and Director

/s/ Philip R. Schwab        President, Chief               February 26, 1999
--------------------          Executive Officer            -----------------
Philip R. Schwab              and Director

/s/ John Beuerlein          Secretary and Director         February 26, 1999
------------------                                         -----------------
John Beuerlein

                        INDEX TO EXHIBITS

Exhibit
Number                Description of Exhibit                          Page
------                ----------------------                          ----

 3.1    Certificate of Incorporation of the Company, as amended
        (incorporated by reference to Exhibit 3(a) to Registration
        Statement on Form S-11, as amended, File No. 33-11459)         <F*>

 3.2    Bylaws of the Company as amended (incorporated by
        reference to Exhibit 3(b) to Registration Statement on
        Form S-11, as amended, File No. 33-11459)                      <F*>

 4.1    Deposit Agreement dated as of February 20, 1987,
        between the Company, as Depositor, and Bank of New York,
        (incorporated by reference to Exhibit 2 to the Current Report
        on Form, 8-K filed on March 6, 1987)                           <F*>

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


[FN]
-----------------------------
<F*>Incorporated by reference