Form 10-Q
period 1999-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1999-05-13
CIK 809767

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                        -------------------

                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended   MARCH 31, 1999
                                         ------------------
                 Commission file number   33-11459
                                         ----------


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


         DELAWARE                             43-1432378
------------------------------------------------------------------------
        (State or other jurisdiction of      (IRS Employer
        incorporation or organization)     Identification No.)

        201 Progress Parkway
        Maryland Heights, Missouri                     63043
------------------------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code  (314) 515-2000
                                                     -------------------

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

              Part I.    FINANCIAL INFORMATION


Item 1. Financial Statements


                     CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                      BALANCE SHEET

                                       (UNAUDITED)
                                                                    March 31,       December 31,
                                                                      1999              1998
------------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------

CASH                                                                  $500              $500
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

                    Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION

   No securities were issued during the three months ended March 31, 1999 or March 31, 1998.

   During the three months ended March 31, 1999, EDJ and Cornerstone
II exercised the option to repurchase collateral for 7 of the 29 series which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented. The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $34,248,000 and $34,720,744 as of March 31, 1999.

   In 1997, the Partnership began the process of identifying the software applications expected to be impacted by the Year 2000 system issue. The Partnership does not believe the costs of addressing these issues will have a material impact on the partnership's financial position or on its results of operations.

                     Part II.   OTHER INFORMATION



           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.


Item 1. Legal Proceedings:
        There are no pending legal proceedings.

Item 2. Changes in Securities:
        No change.

Item 3. Default upon Senior Securities:
        No default.

Item 4. Submission of Matters to a Vote of Security Holders:
        Nothing to report.

Item 5. Other Information:
        Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

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

     (b) Reports on Form 8-K

     No reports were filed on Form 8-K for the quarter ended March 31, 1999.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                            (Registrant)


/s/ John C. Heisler          Chairman of the Board,
    -----------------------     Chief Financial Officer,
    John C. Heisler             Chief Accounting Officer     May 13, 1999





/s/ Philip R. Schwab         President, Chief Executive
    -----------------------     Officer and Director         May 13, 1999
    Philip R. Schwab