Form 10-Q
period 1999-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1999-07-26
CIK 809767

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                        ----------------------

                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended   JUNE 30, 1999
                                             -------------
                  Commission file number   33-11459
                                           --------


            CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
--------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


       DELAWARE                                  43-1432378
--------------------------------------------------------------------
       (State or other jurisdiction of           (IRS Employer
       incorporation or organization)            Identification No.)

       201 Progress Parkway
       Maryland Heights, Missouri                63043
--------------------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code (314) 515-2000
                                                   --------------

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

               Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                      BALANCE SHEET

                                       (UNAUDITED)
                                                                    June 30,        December 31,
                                                                      1999              1998
-------------------------------------------------------------------------------------------------
                                         ASSETS
                                         ------
CASH                                                                 $  500            $  500
                                                                     ======            ======



                                  STOCKHOLDER'S EQUITY
                                  --------------------

COMMON STOCK - $1.00 par value, 150,000
   shares authorized, 500 shares issued and outstanding              $  500            $  500
                                                                     ======            ======

-------------------------------------------------------------------------------------------------

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

               Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION

     No securities were issued during the six months ended June 30, 1999 or June 30, 1998.

     During the six months ended June 30, 1999, EDJ and Cornerstone II exercised the option to repurchase collateral for 13 of the 29 series which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented. The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $22,719,000 and $23,545,818 as of June 30, 1999.

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

   (b) Reports on Form 8-K

   No reports were filed on Form 8-K for the quarter ended June 30, 1999.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                            (Registrant)

/s/  John C. Heisler            Chairman of the Board,
     ----------------------      Chief Financial Officer,
     John C. Heisler             Chief Accounting Officer         July 19, 1999





/s/  Philip R. Schwab           President, Chief Executive
     ----------------------      Officer and Director             July 19, 1999
     Philip R. Schwab