Form 10-Q
period 1999-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 1999-11-15
CIK 809767

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended  SEPTEMBER 30, 1999
                                              --------------------
                     Commission file number   33-11459
                                            ------------

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                          43-1432378
---------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

     201 Progress Parkway
     Maryland Heights, Missouri                        63043
---------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code     (314) 515-2000
                                                   ------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 11, 1999:

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

                     Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                 BALANCE SHEET

                                  (Unaudited)
                                                              September 30,  December 31,
                                                                  1999          1998
-----------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
CASH                                                              $500          $500
                                                                  ====          ====

                              STOCKHOLDER'S EQUITY
                              --------------------

COMMON STOCK - $1.00 par value, 150,000
   shares authorized, 500 shares issued and outstanding           $500          $500
                                                                  ====          ====

-----------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

          CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                     NOTES TO BALANCE SHEET

                          (Unaudited)

BASIS OF PRESENTATION
     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments of a normal recurring nature which are necessary for its fair presentation.
     Cornerstone Mortgage Investment Group II, Inc. ("Cornerstone II") is a Delaware corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P. ("EDJ" or the "Partnership"), a Missouri limited partnership. Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed securities (the "Certificates"), which are backed by Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) Securities (collectively the "Deposited Securities").
     EDJ absorbed all costs related to the organization of Cornerstone
II. In addition, EDJ paid all offering expenses and assumed all future revenues and expenses in connection with prior security transactions. Due to the absence of revenue or expense generating transactions, no income statement is presented. The balance of stockholder's equity consists solely of common stock issued on December 30, 1986; therefore, no statement of stockholder's equity is presented. All funds were obtained from capital transactions; therefore, no statement of cash flows is presented.

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                MANAGEMENT'S FINANCIAL DISCUSSION

     No series have been issued since May 29, 1991. During the twelve months ended December 31, 1998 and the nine months ended September 30, 1999, EDJ and Cornerstone II exercised the option to repurchase collateral for 3 and 19 of the 29 series, respectively, which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
     The outstanding principal balance and remaining collateral value relating to the remaining seven series issued by Cornerstone II are $11,637,000 and $11,696,294 as of September 30, 1999.
     In 1997, the Partnership began the process of identifying the software applications expected to be impacted by the Year 2000 system issue. The Partnership does not believe the costs of addressing these issues will have a material impact on the Partnership's financial position or on its results of operations.

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

     (b) Reports on Form 8-K

     No reports were filed on Form 8-K for the quarter ended September
     30, 1999.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                          (Registrant)




/s/  John C. Heisler    Chairman of the Board,
     -----------------    Chief Financial Officer,
     John C. Heisler      Chief Accounting Officer   November 11, 1999





/s/  Philip R. Schwab   President, Chief Executive
     -----------------    Officer and Director       November 11, 1999
     Philip R. Schwab