Form 10-K
period 1999-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2000-03-28
CIK 809767

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             ---------------

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended December 31, 1999    Commission file number 33-11459
                   -----------------                           --------

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
---------------------------------------------------------------------------
(Exact name of registrant as specified in its Articles of Incorporation)

             DELAWARE                                 43-1432378
---------------------------------------------------------------------------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                  Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                           63043
---------------------------------------------------------------------------
(Address and principal executive office)               (Zip Code)

Registrant's telephone number, including area code  (314) 515-2000
                                                   ----------------

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

The Company was organized for the purpose of investing in collateral to be purchased with the proceeds of Mortgage-Backed Securities collateralized by such collateral. EDJ organized the Company and currently owns all the issued and outstanding capital stock of the Company. The Company does not intend to engage in any business or investment activities other than issuing and selling Mortgage-Backed Securities and acquiring, owning, holding and assigning collateral and investing cash balances on an interim basis in high quality, short-term securities, some or all of which may be purchased from or through EDJ.
Article 3 of the Company's Certificate of Incorporation limits the Company's business and investment activities to the above purposes and to any activities incidental and necessary or convenient for such purposes. Article 7 of the Company's Certificate of Incorporation prohibits the Company, without the consent of the trustee under any indenture pursuant to which Mortgage-Backed Securities are issued, from
(1) dissolving or liquidating, in whole or in part; (2) merging or consolidating with another corporation other than a corporation wholly owned, directly or indirectly, by EDJ or (3) amending Articles 3 or 7 of the Company's Certificate of Incorporation.

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

During 1999, Cornerstone II exercised the option to repurchase collateral for series which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Series 6 and Series 17 were repurchased on January 30, 1999, for net gains of $145,203 and $152,094, respectively. Series 24 and Series 32 were repurchased on February 25, 1999, for net gains of $104,180 and $48,311, respectively. Series 16, Series 20 and Series 31 were repurchased on March 30, 1999, for net gains of $105,112, $315,832 and $185,913, respectively. Series 28 and Series 29 were repurchased on April 23, 1999, for net gains of $111,700 and $95,264, respectively. Series 11, Series 19, Series 21 and Series 22 were repurchased on April 30, 1999, for net gains of $136,517, $210,748, $183,120 and $158,091, respectively. Series 30 was repurchased on July 15, 1999, for a net gain of $304,714. Series 9 and Series 18 were repurchased on August 30, 1999, for a net loss of $84,714 and a net gain of $70,804, respectively. Series 4, Series 8 and Series 12 were repurchased on September 1, 1999, for net gains of $7,688, $6,646 and $41,021, respectively. Series 27 was repurchased on October 15, 1999, for a net gain of $103,788. Series 10 and Series 13 were repurchased on October 29, 1999, for net gains of $120,431 and $75,141, respectively.

Year 2000 Issues
----------------

As of February 22, 2000, the Partnership has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Partnership will continue to monitor and work to remediate any issues that may arise. Although the Partnership expects not to be materially impacted, such future events cannot be known with certainty.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Supplementary Financial Data

                                                         Page No.
                                                         --------

      Report of Independent Public Accountants              8

      Balance Sheets as of December 31, 1999 and 1998.      9

      Notes to Balance Sheets                              10

All schedules are omitted because they are not required, inapplicable or the information is included in the balance sheets or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------


To Cornerstone Mortgage Investment Group II, Inc.:

We have audited the accompanying balance sheets of Cornerstone Mortgage Investment Group II, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. as of December 31, 1999 and 1998, in conformity with generally accepted accounting principles.





                         ARTHUR ANDERSEN LLP





St. Louis, Missouri,
February 22, 2000

             CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                 BALANCE SHEETS
                                 --------------

                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------

                                                          1999           1998
                                                        -------        -------

                                     ASSETS
                                     ------
CASH                                                    $   500        $   500
                                                        =======        =======



                              STOCKHOLDER'S EQUITY
                              --------------------

COMMON STOCK - $1.00 par value, 150,000 shares
   authorized, 500 issued and outstanding               $   500        $   500
                                                        =======        =======


       The accompanying notes are an integral part of this balance sheet.

           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      NOTES TO BALANCE SHEETS
                      -----------------------

                     DECEMBER 31, 1999 AND 1998
                     --------------------------

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

2.  SECURITY TRANSACTIONS
    ---------------------

Cornerstone II last offered mortgage-backed securities in 1991. Series 4, Series 6, Series 8, Series 9, Series 10, Series 11, Series 12, Series 13, Series 16, Series 17, Series 18, Series 19,

Series 20, Series 21, Series 22, Series 24, Series 27, Series 28, Series 29, Series 30, Series 31 and Series 32 were repurchased during 1999.

Since Cornerstone II has surrendered control of the future economic benefit in the collateral, these transactions have been accounted for as sales, and both the Certificates and the Collateral have been eliminated from Cornerstone II's balance sheet.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $7,208,000 and $7,268,046 as of December 31, 1999.

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


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

     a.   The following documents are filed as part of this report:

          1.   Financial Statements:
               --------------------

               Report of Independent Public Accountants

               Balance Sheets as of December 31, 1999 and 1998

               Notes to Balance Sheets

          2.   Financial Statement Schedules:
               -----------------------------

                    All schedules are omitted because they are not
               required, inapplicable, or the information is included in the balance sheets or notes thereto.

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

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22th day of February, 2000.


         CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
         ----------------------------------------------
                          (Registrant)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ John C. Heisler      Chairman of the Board,
----------------------     Chief Financial Officer,
John C. Heisler            Chief Accounting
                           Officer and Director       February 22, 2000
                                                      -----------------


/s/ Philip R. Schwab     President, Chief
----------------------     Executive Officer
Philip R. Schwab           and Director               February 22, 2000
                                                      -----------------



/s/ John Beuerlein       Secretary and Director       February 22, 2000
----------------------                                -----------------
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


[FN]
-----------
<F*>Incorporated by reference