Form 10-Q
period 2000-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2000-05-11
CIK 809767

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                       ______________________

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended  MARCH 31, 2000
                                          ----------------
                  Commission file number  33-11459
                                         ----------


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
_______________________________________________________________________
       (Exact name of registrant as specified in its charter)


      DELAWARE                                      43-1432378
_______________________________________________________________________
      (State or other jurisdiction of           (IRS Employer
      incorporation or organization)            Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                        63043
_______________________________________________________________________
      (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code      (314) 515-2000
                                                       ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 9, 2000:

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

                   Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                      BALANCE SHEET

                                       (UNAUDITED)

                                                                 March 31,         December 31,
                                                                   2000                1999
-----------------------------------------------------------------------------------------------
                                         ASSETS
                                         ------

CASH                                                           $        500        $        500
                                                               ============        ============





                                  STOCKHOLDER'S EQUITY
                                  --------------------

COMMON STOCK - $1.00 par value, 150,000
   shares authorized, 500 shares issued and outstanding        $        500        $        500
                                                               ============        ============

--------------------------------------------------------------------------------



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

                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION

     No series have been issued since May 29, 1991. During the twelve months ended December 31, 1998 and December 31, 1999, EDJ and Cornerstone II exercised the option to repurchase collateral for three and 22 of the 29 series, respectively, which had a current collateral principal balance that was less than 10% of the original collateral principal balance. EDJ and Cornerstone II did not exercise any options to repurchase collateral during the three months ended March 31, 2000.
     Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
     The outstanding principal balance and remaining collateral value relating to the four outstanding series are $6,568,000 and $6,634,787, respectively, as of March 31, 2000.
     As of May 9, 2000, the Partnership has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Partnership will continue to monitor and work to remediate any issues that may arise. Although the Partnership expects not to be materially impacted, such future events cannot be known with certainty.

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

      (b) Reports on Form 8-K
      No reports were filed on Form 8-K for the quarter ended March 31, 2000.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                    (Registrant)



/s/   John C. Heisler               Chairman of the Board,
      _______________________          Chief Financial Officer,
      John C. Heisler                  Chief Accounting Officer                   May 9, 2000
                                       and Director




/s/   Philip R. Schwab              President, Chief Executive
      _______________________          Officer and Director                       May 9, 2000
      Philip R. Schwab