Form 10-Q
period 2000-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2000-07-20
CIK 809767

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                       ______________________

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended   JUNE 30, 2000
                                          ________________
                 Commission file number   33-11459
                                        ___________



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


Registrant's telephone number, including area code (314) 515-2000
                                                   ____________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES      X        NO
       _____         ____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, July 17, 2000:

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

                  Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements


                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                BALANCE SHEET

                                 (UNAUDITED)

                                                           June 30,      December 31,
                                                             2000           1999
______________________________________________________________________________________
                                    ASSETS
                                    ------

CASH                                                       $    500      $        500
                                                           ========      ============





                             STOCKHOLDER'S EQUITY
                             --------------------

COMMON STOCK - $1.00 par value, 150,000
   shares authorized, 500 shares issued and outstanding    $    500      $        500
                                                           ========      ============
_______________________________________________________________________________



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

                   Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION

   No series have been issued since May 29, 1991. During the twelve months ended December 31, 1999 and 1998, EDJ and Cornerstone II exercised the option to repurchase collateral for 22 and three of the 29 series, respectively, which had a current collateral principal balance that was less than 10% of the original collateral principal balance.
EDJ and Cornerstone II exercised the option to repurchase collateral for two series during the three months ended June 30, 2000.
   Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
   The outstanding principal balance and remaining collateral value relating to the two outstanding series are $4,411,000 and $4,470,224, respectively, as of June 30, 2000.
   As of July 17, 2000, the Partnership has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Partnership will continue to monitor and work to remediate any issues that may arise. Although the Partnership expects not to be materially impacted, such future events cannot be known with certainty.

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

Item 3. Default upon Senior Securities:
   No default.

Item 4. Submission of Matters to a Vote of Security Holders:
   Nothing to report.

Item 5. Other Information:
   Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

      Exhibit No.       Description of Exhibit
      ___________       ______________________

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

   (b) Reports on Form 8-K
   No reports were filed on Form 8-K for the quarter ended June 30, 2000.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                            (Registrant)




/s/ John C. Heisler           Chairman of the Board,
    _______________________      Chief Financial Officer,
    John C. Heisler              Chief Accounting Officer         July 17, 2000
                                 and Director




/s/ Philip R. Schwab          President, Chief Executive
    _______________________      Officer and Director             July 17, 2000
    Philip R. Schwab