Form 10-Q
period 2000-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2000-11-08
CIK 809767

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended SEPTEMBER 30, 2000
                                             ------------------

                       Commission file number 33-11459
                                              --------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, October 27, 2000:

                 COMMON STOCK, $1.00 Par Value - 500 Shares

        CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                            INDEX


                                                          Page
                                                        Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet......................................3
         Notes to Balance Sheet.............................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................5


Part II. OTHER INFORMATION..................................6

SIGNATURES..................................................7

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                BALANCE SHEET

                                 (UNAUDITED)

                                                          September 30,              December 31,
                                                              2000                       1999
------------------------------------------------------------------------------------------------

                                   ASSETS
                                   ------
CASH                                                       $      500                 $      500
                                                           ==========                 ==========





                            STOCKHOLDER'S EQUITY
                            --------------------

COMMON STOCK - $1.00 par value, 150,000
   shares authorized, 500 shares issued and outstanding    $     500                  $      500
                                                           =========                  ==========

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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

   No series have been issued since May 29, 1991. During the twelve months ended December 31, 1999 and 1998, EDJ and Cornerstone II exercised the option to repurchase collateral for 22 and three of the 29 series, respectively, which had a current collateral principal balance that was less than 10% of the original collateral principal balance. EDJ and Cornerstone II exercised the option to repurchase collateral for two series during the nine months ended September 30, 2000, none of which were excercised during the three months ended September 30, 2000.
   Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
   The outstanding principal balance and remaining collateral value relating to the two outstanding series are $4,175,000 and $4,201,346, respectively, as of September 30, 2000.

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

   (b) Reports on Form 8-K
   No reports were filed on Form 8-K for the quarter ended September 30, 2000.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)




/s/ John C. Heisler           Chairman of the Board,
    -----------------------     Chief Financial Officer,
    John C. Heisler             Chief Accounting Officer      October 27, 2000
                                and Director




/s/ Philip R. Schwab          President, Chief Executive
    -----------------------     Officer and Director          October 27, 2000
    Philip R. Schwab