Form 10-K
period 2000-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2001-03-30
CIK 809767

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000             Commission file number 33-11459
                   -----------------                                    --------

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
--------------------------------------------------------------------------------
   (Exact name of registrant as specified in its Articles of Incorporation)

             DELAWARE                                         43-1432378
--------------------------------------------------------------------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                                   63043
--------------------------------------------------------------------------------
(Address and principal executive office)                       (Zip Code)

Registrant's telephone number, including area code            (314) 515-2000
                                                        ------------------------

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

                                     TABLE OF CONTENTS
PART I                                                                      Page
                                                                            ----

     Item 1.      Business.................................................. 3

     Item 2.      Properties................................................ 3

     Item 3.      Legal Proceedings......................................... 3

     Item 4.      Submission of Matters to a Vote of Security Holders....... 3

PART II

     Item 5.      Market for the Registrant's Common Equity and Related
                  Stockholder Matters....................................... 4

     Item 6.      Selected Financial Data................................... 4

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 4

     Item 8.      Financial Statements and Supplementary Data............... 5

     Item 9.      Change in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................... 9

PART III

     Item 10.     Directors and Executive Officers of the Registrant........ 10

     Item 11.     Executive Compensation.................................... 10

     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management................................................ 10

     Item 13.     Certain Relationships and Related Transactions............ 10

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.................................................. 11

SIGNATURES.................................................................. 12

INDEX TO EXHIBITS........................................................... 13

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

Item 6.  SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone II has not issued Mortgage-Backed Securities since 1991.

Cornerstone II's operations are directed toward maintenance of Cornerstone series. The outstanding principal balance for series 5 and 7 are $2,591,000 and $1,478,000, respectively.

During 2000, Cornerstone II exercised the option to repurchase collateral for series which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Series 15 and Series 26 were repurchased on May 1, 2000, for net gains of $47,999 and $50,759, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Supplementary Financial Data

                                                                        Page No.
                                                                        --------

     Report of Independent Public Accountants............................. 6

     Balance Sheets as of December 31, 2000 and 1999...................... 7

     Notes to Balance Sheets.............................................. 8

All schedules are omitted because they are not required, inapplicable or the information is included in the balance sheets or notes thereto.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------


To Cornerstone Mortgage Investment Group II, Inc.:

We have audited the accompanying balance sheets of Cornerstone Mortgage Investment Group II, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. as of December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.





                               ARTHUR ANDERSEN LLP





St. Louis, Missouri,
February 16, 2001

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.


                               BALANCE SHEETS
                               --------------

                      AS OF DECEMBER 31, 2000 AND 1999
                      --------------------------------


                                                       2000              1999
                                                    ----------        ----------

                                   ASSETS
                                   ------

CASH                                                   $   500           $   500
                                                    ==========        ==========



                            STOCKHOLDER'S EQUITY
                            --------------------

COMMON STOCK - $1.00 par value, 150,000 shares
      authorized, 500 issued and outstanding           $   500           $   500
                                                    ==========        ==========


    The accompanying notes are an integral part of these balance sheets.

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                           NOTES TO BALANCE SHEETS
                           -----------------------

                          DECEMBER 31, 2000 AND 1999
                          --------------------------

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

2.  SECURITY TRANSACTIONS
    ---------------------

Cornerstone II last offered mortgage-backed securities in 1991. Series 15 and Series 26 were repurchased during 2000.

Since Cornerstone II has surrendered control of the future economic benefit in the collateral, these transactions have been accounted for as sales, and both the Certificates and the Collateral have been eliminated from Cornerstone II's balance sheet.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $4,069,000 and $4,100,336 as of December 31, 2000.

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

              Balance Sheets as of December 31, 2000 and 1999

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

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February, 2001.


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
               ----------------------------------------------
                                (Registrant)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John C. Heisler                         Chairman of the Board,
-------------------------------------           Chief Financial Officer,
John C. Heisler                                 Chief Accounting
                                                Officer and Director                    February 16, 2001
                                                                                        -----------------



/s/ Philip R. Schwab                        President, Chief
-----------------------------------             Executive Officer
Philip R. Schwab                                and Director                            February 16, 2001
                                                                                        -----------------



/s/ John Beuerlein                          Secretary and Director                      February 16, 2001
--------------------------------------                                                  -----------------
John Beuerlein

                              INDEX TO EXHIBITS

Exhibit
Number                      Description of Exhibit                          Page
------                      ----------------------                          ----

 3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to Registration
           Statement on Form S-11, as amended, File No. 33-11459)............*

 3.2       Bylaws of the Company as amended (incorporated by
           reference to Exhibit 3(b) to Registration Statement on
           Form S-11, as amended, File No. 33-11459).........................*

 4.1       Deposit Agreement dated as of February 20, 1987,
           between the Company, as Depositor, and Bank of New York, (incorporated by reference to Exhibit 2 to the Current Report on Form, 8-K filed on March 6, 1987)..............................*

 4.2       Trust Agreement dated as of February 20, 1987, between
           the Company, as Depositor, and Bank of New York
           as Trustee (incorporated by reference to Exhibit 3 to
           the Current Report on Form 8-K filed on March 6, 1987)............*

 4.3       Trust Agreement dated as of February 20, 1987, between
           the Company, as Depositor, and Bank of New York,
           as Successor Trustee (incorporated by reference to
           Exhibit 4 to the Current Report on Form 8-K filed
           on March 6, 1987..................................................*


[FN]
----------------------

*Incorporated by reference