Form 10-Q
period 2001-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2001-05-14
CIK 809767

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended MARCH 31, 2001 Commission file number 33-11459
                                --------------                        --------


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                       43-1432378
------------------------------------------------------------------------------
           (State or other jurisdiction of            (IRS Employer
           incorporation or organization)             Identification No.)

           201 Progress Parkway
           Maryland Heights, Missouri                       63043
------------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code         (314) 515-2000
                                                          ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   YES X  NO
                                                    ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 9, 2001:

                 COMMON STOCK, $1.00 Par Value - 500 Shares

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                    INDEX

                                                                           Page
                                                                         Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet.................................................... 3
           Notes to Balance Sheet........................................... 4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 5


Part II.   OTHER INFORMATION................................................ 6

SIGNATURES.................................................................. 7

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                   CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                   BALANCE SHEET

                                    (UNAUDITED)


                                                             March 31,   December 31,
                                                               2001          2000
-------------------------------------------------------------------------------------

                                      ASSETS
                                      ------
CASH                                                         $     500    $     500
                                                             =========    =========





                               STOCKHOLDER'S EQUITY
                               --------------------

COMMON STOCK - $1.00 par value, 150,000
     shares authorized, 500 shares issued and outstanding    $     500    $     500
                                                             =========    =========

-------------------------------------------------------------------------------------

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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

     No series have been issued since May 29, 1991. During the twelve months ended December 31, 1999 and December 31, 2000, EDJ and Cornerstone II exercised the option to repurchase collateral for 22 and two of the 29 series, respectively, which had a current collateral principal balance that was less than 10% of the original collateral principal balance. EDJ and Cornerstone II exercised the option to repurchase collateral for two series during the three months ended March 31, 2001.
     Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
     The outstanding principal balance and remaining collateral value relating to the one outstanding series are $3,002,000 and $3,037,149, respectively, as of March 31, 2001.

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

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended March 31, 2001.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                     (Registrant)




/s/    John C. Heisler                      Chairman of the Board,
       ----------------------------            Chief Financial Officer,
       John C. Heisler                         Chief Accounting Officer       May 9, 2001
                                               and Director




/s/    Philip R. Schwab                     President, Chief Executive
       ----------------------------            Officer and Director           May 9, 2001
       Philip R. Schwab