Form 10-Q
period 2001-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2001-07-18
CIK 809767

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ----------------------


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 2001    Commission file number 33-11459
                               -------------                           --------


                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                            43-1432378
-------------------------------------------------------------------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                      Identification No.)

     201 Progress Parkway
     Maryland Heights, Missouri                          63043
-------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code       (314) 515-2000
                                                         --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.           YES  X   NO
                                                            -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, July 17, 2001:

                   COMMON STOCK, $1.00 Par Value - 500 Shares

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                     INDEX

                                                                              Page
                                                                            Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet.......................................................3
           Notes to Balance Sheet..............................................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................5


Part II.   OTHER INFORMATION...................................................6

SIGNATURES.....................................................................7

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                       BALANCE SHEET


                                                                     (Unaudited)
                                                              June 30,        December 31,
                                                                2001              2000
------------------------------------------------------------------------------------------
                                          ASSETS
                                          ------

CASH                                                        $       500        $       500
                                                            ===========        ===========



                                   STOCKHOLDER'S EQUITY
                                   --------------------

COMMON STOCK - $1.00 par value, 150,000
     shares authorized, 500 shares issued and outstanding   $       500        $       500
                                                            ===========        ===========
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                           NOTES TO BALANCE SHEET

                                (Unaudited)

BASIS OF PRESENTATION
     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments of a normal recurring nature which are necessary for its fair presentation.
     Cornerstone Mortgage Investment Group II, Inc. ("Cornerstone II") is a Delaware corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P. ("EDJ" or the "Partnership"), a Missouri limited partnership. Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed securities (the "Certificates"), which are backed by Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) Securities (collectively the "Deposited Securities").
     EDJ absorbed all costs related to the organization of Cornerstone II. In addition, EDJ paid all offering expenses and assumed all future revenues and expenses in connection with future security transactions. Due to the absence of revenue or expense generating transactions, no income statement is presented. The balance of stockholder's equity consists solely of common stock issued on December 30, 1986; therefore, no statement of stockholder's equity is presented. All funds were obtained from capital transactions; therefore, no statement of cash flows is presented.

                       Part I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION


     No series have been issued since May 29, 1991. EDJ and Cornerstone II exercised the option to repurchase collateral from a total of 29 series, two and one series during the six months ended June 30, 2000 and June 30, 2001, respectively, which had a current collateral principal balance that was less than 10% of the original collateral principal balance.
     Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
     The outstanding principal balance and remaining collateral value relating to the one outstanding series are $2,457,000 and $2,467,609, respectively, as of June 30, 2001.

                           Part II. OTHER INFORMATION


                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.



Item 1:  Legal Proceedings:
   There are no pending legal proceedings.

Item 2.  Changes in Securities:
   No change.

Item 3.  Default upon Senior Securities:
   No default.

Item 4.  Submission of Matters to a Vote of Security Holders:
   None.

Item 5.  Other Information:
   Nothing to report.

Item 6:  Exhibits and Reports on Form 8-K

   (a) Exhibits
   None

   (b) Reports on Form 8-K
   No reports were filed on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                  (Registrant)



/s/   John C. Heisler              Chairman of the Board,
      _______________________         Chief Financial Officer,
      John C. Heisler                 Chief Accounting Officer      July 17, 2001
                                      and Director




/s/   Philip R. Schwab             President, Chief Executive
      _______________________         Officer and Director          July 17, 2001
      Philip R. Schwab