Form 10-Q
period 2001-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2001-11-08
CIK 809767

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 2001
                               ------------------
                                               Commission file number 33-11459
                                                                      --------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 8, 2001:

                  COMMON STOCK, $1.00 Par Value - 500 Shares

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                    INDEX


                                                                        Page
                                                                      Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet...................................................3
           Notes to Balance Sheet..........................................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................5


Part II.   OTHER INFORMATION...............................................6

SIGNATURES.................................................................7

                                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                                  BALANCE SHEET


                                                                          (Unaudited)
                                                                         September 30,               December 31,
                                                                              2001                      2000
-----------------------------------------------------------------------------------------------------------------


                                   ASSETS
                                   ------
CASH                                                                     $        500                $        500
                                                                         ============                ============




                            STOCKHOLDER'S EQUITY
                            --------------------

COMMON STOCK - $1.00 par value, 150,000
     shares authorized, 500 shares issued and outstanding                $        500                $        500
                                                                         ============                ============

-----------------------------------------------------------------------------------------------------------------



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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

     No series have been issued since May 29, 1991. EDJ and Cornerstone II exercised the option to repurchase collateral from a total of 29 series, two and one series during the nine months ended September 30, 2000 and September 30, 2001, respectively, which had a current collateral principal balance that was less than 10% of the original collateral principal balance.
     Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
     The outstanding principal balance and remaining collateral value relating to the one outstanding series are $2,296,000 and $2,621,818 respectively, as of September 30, 2001.

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

Item 3.       Default upon Senior Securities:
     No default.

Item 4.       Submission of Matters to a Vote of Security Holders:
     None.

Item 5.       Other Information:
     Nothing to report.

Item 6:       Exhibits and Reports on Form 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                  (Registrant)




/s/  John C. Heisler            Chairman of the Board,
     -----------------------      Chief Financial Officer,
     John C. Heisler              Chief Accounting Officer     November 8, 2001
                                  and Director




/s/  Philip R. Schwab           President, Chief Executive
     -----------------------      Officer and Director         November 8, 2001
     Philip R. Schwab