Form 10-K
period 2001-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2002-03-20
CIK 809767

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended December 31, 2001         Commission file number 33-11459
                   -----------------                                --------

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
----------------------------------------------------------------------------
  (Exact name of registrant as specified in its Articles of Incorporation)

            DELAWARE                                          43-1432378
----------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                                  63043
----------------------------------------------------------------------------
(Address and principal executive office)                      (Zip Code)

Registrant's telephone number, including area code       (314) 515-2000
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

                              TABLE OF CONTENTS
PART I                                                                    Page
                                                                          ----
     Item 1.   Business................................................... 3

     Item 2.   Properties................................................. 3

     Item 3.   Legal Proceedings.......................................... 3

     Item 4.   Submission of Matters to a Vote of Security Holders........ 3

PART II

     Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters........................................ 4

     Item 6.   Selected Financial Data.................................... 4

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 4

     Item 8.   Financial Statements and Supplementary Data................ 5

     Item 9.   Change in and Disagreements with Accountants
               on Accounting and Financial Disclosure..................... 9

PART III

     Item 10.  Directors and Executive Officers of the Registrant.........10

     Item 11.  Executive Compensation.....................................10

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.................................................10

     Item 13.  Certain Relationships and Related Transactions.............10

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K...................................................11

SIGNATURES................................................................12

INDEX TO EXHIBITS.........................................................13

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

Item 6.      SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone II has not issued Mortgage-Backed Securities since 1991.

Cornerstone II's operations are directed toward maintenance of Cornerstone series. The outstanding principal balance for series 5 is $2,197,000.

During 2001, Cornerstone II exercised the option to repurchase collateral for series which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Series 7 was repurchased on March 30, 2001 and collateral was sold for a net gain of $97,098.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Financial Statements and Supplementary Financial Data

                                                                    Page No.
                                                                    --------
     Report of Independent Public Accountants......................... 6

     Balance Sheets as of December 31, 2001 and 2000.................. 7

     Notes to Balance Sheets.......................................... 8



All schedules are omitted because they are not required, inapplicable or the information is included in the balance sheets or notes thereto.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------



To Cornerstone Mortgage Investment Group II, Inc.:

We have audited the accompanying balance sheets of Cornerstone Mortgage Investment Group II, Inc. (a Delaware corporation and wholly owned subsidiary of Edward D. Jones & Co., L.P.) as of December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. as of December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.




                             ARTHUR ANDERSEN LLP





St. Louis, Missouri,
February 22, 2002

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

                   CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                   BALANCE SHEETS
                                   --------------

                          AS OF DECEMBER 31, 2001 AND 2000
                          --------------------------------


                                                              2001              2000
                                                           ----------        ----------
                                       ASSETS
                                       ------

CASH                                                          $   500           $   500
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

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                           NOTES TO BALANCE SHEETS
                           -----------------------

                         DECEMBER 31, 2001 AND 2000
                         --------------------------

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

2.  SECURITY TRANSACTIONS
    ---------------------

Cornerstone II last offered mortgage-backed securities in 1991. Series 7 was repurchased during 2001.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Since Cornerstone II has surrendered control of the future economic benefit in the collateral, these transactions have been accounted for as sales, and both the Certificates and the Collateral have been eliminated from Cornerstone II's balance sheet.

The outstanding principal balance and remaining collateral value relating to series issued by Cornerstone II are $2,197,000 and $2,239,469 as of December 31, 2001.


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

                  Balance Sheets as of December 31, 2001 and 2000

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

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2002.


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
               ----------------------------------------------
                                (Registrant)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Heisler                  Chairman of the Board,
-------------------------------          Chief Financial Officer,
John C. Heisler                          Chief Accounting
                                         Officer and Director           February 22, 2002
                                                                        -----------------



/s/ Philip R. Schwab                 President, Chief
-------------------------------          Executive Officer
Philip R. Schwab                         and Director                   February 22, 2002
                                                                        -----------------



/s/ John Beuerlein                   Secretary and Director             February 22, 2002
-------------------------------                                         -----------------
John Beuerlein

                              INDEX TO EXHIBITS

Exhibit
Number                   Description of Exhibit                         Page
------                   ----------------------                         ----
   3.1    Certificate of Incorporation of the Company, as amended
          (incorporated by reference to Exhibit 3(a) to Registration
          Statement on Form S-11, as amended, File No.
          33-11459)........................................................*

   3.2    Bylaws of the Company as amended (incorporated by
          reference to Exhibit 3(b) to Registration Statement on
          Form S-11, as amended, File No. 33-11459)........................*

   4.1    Deposit Agreement dated as of February 20, 1987,
          between the Company, as Depositor, and Bank of New York,
          (incorporated by reference to Exhibit 2 to the Current Report on Form, 8-K filed on March 6, 1987).............................*

   4.2    Trust Agreement dated as of February 20, 1987, between
          the Company, as Depositor, and Bank of New York
          as Trustee (incorporated by reference to
          Exhibit 3 to the Current Report on Form 8-K filed on
          March 6, 1987)...................................................*

   4.3    Trust Agreement dated as of February 20, 1987, between
          the Company, as Depositor, and Bank of New York,
          as Successor Trustee (incorporated by reference to
          Exhibit 4 to the Current Report on Form 8-K filed
          on March 6, 1987.................................................*



----------------------

*Incorporated by reference