Form 10-Q
period 2002-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2002-05-13
CIK 809767

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 2002   Commission file number 33-11459
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 13, 2002:

                   COMMON STOCK, $1.00 Par Value - 500 Shares

                CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                     INDEX


                                                                          Page
                                                                        Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet.....................................................3
           Notes to Balance Sheet............................................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................5


Part II.   OTHER INFORMATION.................................................6

SIGNATURES...................................................................7

                                  Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                         CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                          BALANCE SHEET


                                                           (Unaudited)
                                                            March 31,               December 31,
                                                              2002                      2001
------------------------------------------------------------------------------------------------

                                             ASSETS
                                             ------

CASH                                                       $       500              $       500
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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

     No series have been issued since May 29, 1991. EDJ and Cornerstone II exercised the option to repurchase collateral from a total of 31 series, zero and one series during the three months ended March 31, 2002 and March 31, 2001, respectively, which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
     The outstanding principal balance and remaining collateral value relating to the one outstanding series (series 5) are $2,164,000 and $2,481,658 respectively, as of March 31, 2002.

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

Item 2.       Changes in Securities:
     No change.

Item 3.       Default upon Senior Securities:
     No default.

Item 4.       Submission of Matters to a Vote of Security Holders:
     None.

Item 5.       Other Information:
     Nothing to report.

Item 6.       Exhibits and Reports on Form 8-K:

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended March 31, 2002.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)




/s/  John C. Heisler           Chairman of the Board,
     -----------------------      Chief Financial Officer,
     John C. Heisler              Chief Accounting Officer
                                  and Director                   May 13, 2002




/s/  Philip R. Schwab          President, Chief Executive
     -----------------------      Officer and Director           May 13, 2002
     Philip R. Schwab