Form 10-Q
period 2002-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2002-11-08
CIK 809767

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 2002
                               ------------------
                                               Commission file number 33-11459
                                                                      --------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 8, 2002:

                 COMMON STOCK, $1.00 Par Value - 500 Shares

                                  CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                                      INDEX


                                                                                                             Page
                                                                                                           Number
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet.......................................................................................3
           Notes to Balance Sheet..............................................................................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................................5


Part II.   OTHER INFORMATION...................................................................................6

SIGNATURES.....................................................................................................7

                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                          CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                           BALANCE SHEET


                                                            (Unaudited)
                                                           September 30,             December 31,
                                                               2002                      2001
--------------------------------------------------------------------------------------------------


                                              ASSETS
                                              ------
CASH                                                       $        500               $        500
                                                           ============               ============






                                       STOCKHOLDER'S EQUITY
                                       --------------------
COMMON STOCK - $1.00 par value, 150,000
     shares authorized, 500 shares issued and outstanding  $        500               $        500
                                                           ============               ============

--------------------------------------------------------------------------------------------------


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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

     No series have been issued since May 29, 1991. EDJ and Cornerstone II exercised the option to repurchase collateral from a total of 31 series, (zero and one series during the nine months ended September 30, 2002 and September 30, 2001, respectively,) which had a current collateral principal balance that was less than 10% of the original collateral principal balance. Since Cornerstone II had previously surrendered control of the future economic benefit in the collateral to EDJ, these transactions have not been accounted for by Cornerstone II. Accordingly, no income statement is presented.
     The outstanding principal balance and remaining collateral value relating to the one outstanding series (series 5) are $1,728,000 and $1,983,410, respectively, as of September 30, 2002.

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

Item 3.   Default upon Senior Securities:
     No default.

Item 4.   Submission of Matters to a Vote of Security Holders:
     None.

Item 5.   Other Information:
     Nothing to report.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit number 99

     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

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


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)



       /s/ John C. Heisler       Chairman of the Board,
       -----------------------      Chief Financial Officer,
       John C. Heisler              Chief Accounting Officer              November 8, 2002
                                    and Director




       /s/ Philip R. Schwab      President, Chief Executive
       -----------------------      Officer and Director                  November 8, 2002
       Philip R. Schwab