Form 10-K
period 2002-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2003-03-28
CIK 809767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002            Commission file number 33-11459
                   -----------------                                   --------

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
------------------------------------------------------------------------------
    (Exact name of registrant as specified in its Articles of Incorporation)

             DELAWARE                                     43-1432378
------------------------------------------------------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                              63043
------------------------------------------------------------------------------
(Address and principal executive office)                  (Zip Code)

Registrant's telephone number, including area code         (314) 515-2000
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

PART I                                                                    Page
                                                                          ----
     Item 1.      Business................................................. 3
     Item 2.      Properties............................................... 3
     Item 3.      Legal Proceedings........................................ 3
     Item 4.      Submission of Matters to a Vote of Security Holders...... 3

PART II
     Item 5.      Market for the Registrant's Common Equity and Related
                  Stockholder Matters...................................... 4
     Item 6.      Selected Financial Data.................................. 4
     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 4
     Item 8.      Financial Statements and Supplementary Data.............. 5
     Item 9.      Change in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................... 9

PART III
     Item 10.     Directors and Executive Officers of the Registrant.......10
     Item 11.     Executive Compensation...................................10
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management...............................................10
     Item 13.     Certain Relationships and Related Transactions...........10
     Item 14.     Controls and Procedures..................................10

PART IV
     Item 15.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.................................................11

SIGNATURES.................................................................12
INDEX TO EXHIBITS..........................................................15

                                     PART I

Item 1.  BUSINESS

Cornerstone Mortgage Investment Group II, Inc. (the "Company") was incorporated in the state of Delaware on December 22, 1986, as a wholly owned, limited purpose subsidiary of Edward D. Jones & Co., L.P. ("EDJ" or the "Partnership"), a Missouri limited partnership.

The Company was organized for the purpose of structuring and selling Mortage-Backed Securities collateralized by Federal agency mortgage-backed securities. EDJ organized the Company and currently owns all the issued and outstanding capital stock of the Company. The Company does not intend to engage in any business or investment activities other than issuing and selling Mortgage-Backed Securities and acquiring, owning, holding and assigning collateral and investing cash balances on an interim basis in high quality, short-term securities, some or all of which may be purchased from or through EDJ. Article 3 of the Company's Certificate of Incorporation limits the Company's business and investment activities to the above purposes and to any activities incidental and necessary or convenient for such purposes. Article 7 of the Company's Certificate of Incorporation prohibits the Company, without the consent of the trustee under any indenture pursuant to which Mortgage-Backed Securities are issued, from (1) dissolving or liquidating, in whole or in part;
(2) merging or consolidating with another corporation other than a corporation wholly owned, directly or indirectly, by EDJ or (3) amending Articles 3 or 7 of the Company's Certificate of Incorporation.

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

Item 6.  SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone II has not issued Mortgage-Backed Securities since 1991.

Cornerstone II's operations are directed toward maintenance of the remaining Cornerstone Mortgage-Backed securities. The outstanding principal balance for series 5 is $1,402,000 at December 31, 2002.

Cornerstone II has the option to repurchase collateral for any series which had a current collateral principal balance that is less than 10% of the original collateral principal balance. No such options were exercised during 2002.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Supplementary Financial Data


                                                                       Page No.
                                                                       --------

     Report of Independent Accountants................................... 6

     Balance Sheets as of December 31, 2002 and 2001..................... 7

     Notes to Balance Sheets............................................. 8


All schedules are omitted because they are not required, inapplicable or the information is included in the balance sheets or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To Cornerstone Mortgage Investment Group II, Inc.:


In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. (the Company) at December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsiblity of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America, which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statement of the Company as of December 31, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion of that statement in their report dated February 22, 2002.



PricewaterhouseCoopers LLP
St. Louis, Missouri
March 19, 2003

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.


                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 2002 AND 2001
                        --------------------------------


                                                           2002         2001
                                                        ----------   ----------

                             ASSETS
                             ------
CASH                                                       $   500      $   500
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

                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                             NOTES TO BALANCE SHEETS
                             -----------------------

                           DECEMBER 31, 2002 AND 2001
                           --------------------------

1.  GENERAL
    -------

Cornerstone Mortgage Investment Group II, Inc. ("Cornerstone II") is a Delaware corporation and a wholly owned subsidiary of Edward D. Jones & Co., L.P. ("EDJ"), a Missouri limited partnership. Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed securities (the "Certificates"), which are backed by Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) Securities (collectively, the "Collateral").

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

2.  SECURITIES TRANSACTIONS
    -----------------------

Cornerstone II last offered mortgage-backed securities in 1991. Series 7 was repurchased during 2001.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Since Cornerstone II has surrendered control of the future economic benefit in the collateral, the underlying certificates and the associated collateral are not recorded on Cornerstone II's balance sheet. In addition any transactions relating to selling of certificates does not impact Cornerstone II's income statement. The outstanding principal balance and remaining collateral value relating to series 5 issued by Cornerstone II are $1,402,000 and $1,465,510 as of December 31, 2002.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 11, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent accountants. The reports of Arthur Andersen on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent years and through July 11, 2002 there have been no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent years and through July 11, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Company has provided Arthur Andersen a copy of the foregoing disclosure.

The Company requested that Arthur Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements as reported in the Company's July 11, 2002 Form 8-K. The Company was notified by Arthur Andersen that they are no longer issuing such acknowledgements.

The Company engaged PricewaterhouseCoopers LLP ("PwC") as its new independent accountants as of July 11, 2002. During the two most recent fiscal years and through July 11, 2002, the Company had not consulted with PwC regarding either
(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Company or oral advice was provided that PwC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 14.  CONTROLS AND PROCEDURES

Based upon an evaluation performed within 90 days of the date of this report, the registrant's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

There have been no signifciant changes in internal controls or other factors that significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a.    The following documents are filed as part of this report:
          1.  Financial Statements:
              --------------------

              Report of Independent Accountants
              Balance Sheets as of December 31, 2002 and 2001
              Notes to Balance Sheets

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

                   Trust Agreement dated as of February 20, 1987, between
              the Company, as Depositor, Bank of New York, as Successor Trustee (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed on March 6, 1987).

                   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (incorporated by reference to Exhibit 99)

              Reports on Form 8-K
              Change in certifying accountants, incorporated herein by reference to the 8-K filed July 16, 2002.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2003.


                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                 ----------------------------------------------
                                  (Registrant)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ John C. Heisler                Chairman of the Board,
--------------------------------     Chief Financial Officer,
John C. Heisler                      Chief Accounting
                                     Officer and Director        March 28, 2003
                                                                 --------------



/s/ Philip R. Schwab               President, Chief
--------------------------------     Executive Officer
Philip R. Schwab                     and Director                March 28, 2003
                                                                 --------------



/s/ John Beuerlein                 Secretary and Director        March 28, 2003
--------------------------------                                 --------------
John Beuerlein

                      Chief Executive Officer Certification

I, Philip R. Schwab, certify that:

1. I have reviewed this annual report on Form 10-K of the Cornerstone Mortage Investment Group II, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in this annual report.

4. The Company's other certifying officer and I are respnsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;
   a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within the Company, particularly during the period in which this report is prepared;
   b) evaluated the effectiveness of the Company's disclsoure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Company's other certifying officer and I have dislosed, based on our most recent evaluation, to the company's auditors and the Executive Comittee:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
   b) any fraud, whether or not material, that involves management or other associates who have a significant roll in the Company's internal controls.

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                    /s/ Philip R. Schwab
                                                    --------------------
                                                    Philip R. Schwab
                                                    Chief Executive Officer
                                                    March 28, 2003

                      Chief Financial Officer Certification

I, John C. Heisler, certify that:

1. I have reviewed this annual report on Form 10-K of the Cornerstone Mortage Investment Group II, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in this annual report.

4. The Company's other certifying officer and I are respnsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;
   a)designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within the Company, particularly during the period in which this report is prepared;
   b) evaluated the effectiveness of the Company's disclsoure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Company's other certifying officer and I have dislosed, based on our most recent evaluation, to the company's auditors and the Executive Comittee:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
   b) any fraud, whether or not material, that involves management or other associates who have a significant roll in the Company's internal controls.

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                    /s/ John C. Heisler
                                                    -------------------
                                                    John C. Heisler
                                                    Chief Financial Officer
                                                    March 28, 2003

                                INDEX TO EXHIBITS


Exhibit
Number                      Description of Exhibit                        Page
------                      ----------------------                        ----

  3.1   Certificate of Incorporation of the Company, as amended
        (incorporated by reference to Exhibit 3(a) to Registration
        Statement on Form S-11, as amended, File No.
        33-11459)...........................................................*

  3.2   Bylaws of the Company as amended (incorporated by
        reference to Exhibit 3(b) to Registration Statement on
        Form S-11, as amended, File No. 33-11459)...........................*

  4.1   Deposit Agreement dated as of February 20, 1987,
        between the Company, as Depositor, and Bank of New York,
        (incorporated by reference to Exhibit 2 to the Current Report on Form, 8-K filed on March 6, 1987)................................*

  4.2   Trust Agreement dated as of February 20, 1987, between
        the Company, as Depositor, and Bank of New York
        as Trustee (incorporated by reference to
        Exhibit 3 to the Current Report on Form 8-K filed on
        March 6, 1987)......................................................*

  4.3   Trust Agreement dated as of February 20, 1987, between
        the Company, as Depositor, and Bank of New York,
        as Successor Trustee  (incorporated by reference to
        Exhibit 4 to the Current  Report on Form 8-K filed
        on March 6, 1987....................................................*


----------

*Incorporated by reference