Form 10-Q
period 2003-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2003-05-12
CIK 809767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 2003    Commission file number 33-11459
                               --------------                           --------


                 CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                                  43-1432378
--------------------------------------------------------------------------------
    (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                          Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                                63043
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code          (314) 515-2000
                                                          ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 12, 2003:

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

SIGNATURES.................................................................7

                                      Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                              CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                              BALANCE SHEET


                                                                   (Unaudited)
                                                                    March 31,                December 31,
                                                                      2003                       2002
---------------------------------------------------------------------------------------------------------

                                                  ASSETS
                                                  ------

CASH                                                               $       500               $       500
                                                                   ===========               ===========




                                           STOCKHOLDER'S EQUITY
                                           --------------------

COMMON STOCK - $1.00 par value, 150,000
     shares authorized, 500 shares issued and outstanding          $       500               $       500
                                                                   ===========               ===========

---------------------------------------------------------------------------------------------------------


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

     Cornerstone Mortgage Investment Group II, Inc. ("Cornerstone II") is a Delaware corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P. ("EDJ"), a Missouri limited partnership. Cornerstone II was incorporated on December 22, 1986 for the limited purpose of structuring and selling mortgage-backed securities (the "Certificates"), which are backed by Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) Securities (collectively, the "Collateral").

     All costs related to the organization of Cornerstone II were absorbed by EDJ. In addition, EDJ paid all offering expenses and assumed all future revenues and expenses in connection with prior securities transactions. Due to the absence of revenue or expense generating transactions, no income statement is presented. The balance of stockholder's equity consists solely of common stock issued on December 30, 1986; therefore, no statement of stockholder's equity is presented. All funds were obtained from capital transactions; therefore, no statement of cash flows is presented.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

      Cornerstone II last offered mortgage-backed securities in 1991. Since Cornerstone II has surrendered control of the future economic benefit in the collateral, the underlying certificates and the associated collateral are not recorded on Cornerstone II's balance sheet. In addition any transactions relating to selling of certificates does not impact Cornerstone II's income statement.

     The outstanding principal balance and remaining collateral value relating to series 5 issued by Cornerstone II are $1,288,000 and $1,365,368, respectively, as of March 31, 2003.

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

     (b) Reports on Form 8-K

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)




/s/  John C. Heisler              Chairman of the Board,
     -----------------------        Chief Financial Officer,
     John C. Heisler                Chief Accounting Officer      May 12, 2003
                                    and Director




/s/  Philip R. Schwab             President, Chief Executive
     -----------------------        Officer and Director          May 12, 2003
     Philip R. Schwab

                    Chief Executive Officer Certification

I, Philip R. Schwab, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Cornerstone Mortgage Investment Group II, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in this quarterly report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;
         a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within the Company, particularly during the period in which this report is prepared;
         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Executive
Committee:
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
         b) any fraud, whether or not material, that involves management or other associates who have a significant roll in the Company's internal controls.

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                   /s/ Philip R. Schwab
                                                   --------------------
                                                   Philip R. Schwab
                                                   Chief Executive Officer
                                                   May 12, 2003

                    Chief Financial Officer Certification

I, John C. Heisler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Cornerstone Mortgage Investment Group II, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in this quarterly report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;
         a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within the Company, particularly during the period in which this report is prepared;
         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Executive
Committee:
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
         b) any fraud, whether or not material, that involves management or other associates who have a significant roll in the Company's internal controls.

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ John C. Heisler
                                                     -------------------
                                                     John C. Heisler
                                                     Chief Financial Officer
                                                     May 12, 2003