Form 10-Q
period 2003-06-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2003-08-11
CIK 809767

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 2003    Commission file number 33-11459
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 11, 2003:

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

SIGNATURES................................................................7

                                        Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                                BALANCE SHEET


                                                                      (Unaudited)
                                                                       June 30,                 December 31,
                                                                         2003                       2002
------------------------------------------------------------------------------------------------------------

                                                   ASSETS
                                                   ------

CASH                                                                 $        500               $       500
                                                                     ============               ===========






                                            STOCKHOLDER'S EQUITY
                                            --------------------

COMMON STOCK - $1.00 par value, 150,000
     shares authorized, 500 shares issued and outstanding            $        500               $       500
                                                                     ============               ===========

------------------------------------------------------------------------------------------------------------



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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

      Cornerstone II last offered mortgage-backed securities in 1991. EDJ and Cornerstone exercised the option to repurchase collateral for Series 5 during the six months ended June 30, 2003. Since Cornerstone II has surrendered control of the future economic benefit in the collateral, the underlying certificates and the associated collateral are not recorded on Cornerstone II's balance sheet. In addition, any transactions relating to selling of certificates does not impact Cornerstone II's income statement.
      There is no outstanding principal balance or remaining collateral value as of June 30, 2003. EDJ plans to liquidate Cornerstone during the third quarter of 2003.

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

Item 3.       Default upon Senior Securities:
     No default.

Item 4.       Submission of Matters to a Vote of Security Holders:
     None.

Item 5.       Other Information:
     Nothing to report.

Item 6.       Exhibits and Reports on Form 8-K:

     (a) Exhibits

         31 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes Oxley act of 2002

         32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

     (b) Reports on Form 8-K

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)


/s/    John C. Heisler            Chairman of the Board,
       -----------------------       Chief Financial Officer,
       John C. Heisler               Chief Accounting Officer          August 11, 2003
                                     and Director




/s/    Philip R. Schwab           President, Chief Executive
       -----------------------       Officer and Director              August 11, 2003
       Philip R. Schwab