Form 10-Q
period 2003-09-30
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2003-11-13
CIK 809767

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 2003
                               ------------------
                                             Commission file number 33-11459
                                                                    --------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 12, 2003:

                 COMMON STOCK, $1.00 Par Value - 500 Shares

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                    INDEX

                                                                           Page
                                                                         Number

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet......................................................3
           Notes to Balance Sheet.............................................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................5


Part II.   OTHER INFORMATION..................................................6

SIGNATURES....................................................................7

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                                    CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                                     BALANCE SHEET

                                                                          (Unaudited)
                                                                         September 30,                December 31,
                                                                              2003                        2002
-----------------------------------------------------------------------------------------------------------------------


                                                        ASSETS
                                                        ------
CASH                                                                      $        500                $        500
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
                                                                          ============                ============

-----------------------------------------------------------------------------------------------------------------------


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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

      Cornerstone II last offered mortgage-backed securities in 1991. EDJ and Cornerstone exercised the option to repurchase collateral for Series 5 during the nine months ended September 30, 2003. Since Cornerstone II has surrendered control of the future economic benefit in the collateral, the underlying certificates and the associated collateral are not recorded on Cornerstone II's balance sheet. In addition, any transactions relating to selling of certificates does not impact Cornerstone II's income statement.
      There is no outstanding principal balance or remaining collateral value as of September 30, 2003. EDJ plans to liquidate Cornerstone during the 1st quarter of 2004.

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

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)




/s/   John C. Heisler         Chairman of the Board,
      ______________________    Chief Financial Officer,
      John C. Heisler           Chief Accounting Officer      November 12, 2003
                                and Director

/s/   Philip R. Schwab        President, Chief Executive
      ______________________    Officer and Director          November 12, 2003
      Philip R. Schwab