Form 10-K
period 2003-12-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2004-03-30
CIK 809767

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003            Commission file number 33-11459
                   -----------------                                   --------

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
---------------------------------------------------------------------------
  (Exact name of registrant as specified in its Articles of Incorporation)

             DELAWARE                                    43-1432378
---------------------------------------------------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                             63043
---------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code      (314) 515-2000
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

PART I                                                                                           Page
                                                                                                 ----
     Item 1.      Business....................................................................... 3

     Item 2.      Properties..................................................................... 3

     Item 3.      Legal Proceedings.............................................................. 3

     Item 4.      Submission of Matters to a Vote of Security Holders............................ 3

PART II
     Item 5.      Market for the Registrant's Common Equity and Related
                  Stockholder Matters............................................................ 4

     Item 6.      Selected Financial Data........................................................ 4

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................ 4

     Item 8.      Financial Statements and Supplementary Data.................................... 5

     Item 9.      Change in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................................... 9

     Item 9a.     Controls and Procedures........................................................10

PART III
     Item 10.     Directors and Executive Officers of the Registrant.............................10

     Item 11.     Executive Compensation.........................................................10

     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management.....................................................................10

     Item 13.     Certain Relationships and Related Transactions.................................11

PART IV
     Item 14.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.......................................................................11

SIGNATURES.......................................................................................13

INDEX TO EXHIBITS................................................................................14

                                   PART I

Item 1.  BUSINESS

Cornerstone Mortgage Investment Group II, Inc. (the "Company") was incorporated in the state of Delaware on December 22, 1986, as a wholly owned, limited purpose subsidiary of Edward D. Jones & Co., L.P. ("EDJ" or the "Partnership"), a Missouri limited partnership.

The Company was organized for the purpose of structuring and selling Mortage-Backed Securities collateralized by Federal agency mortgage-backed securities. EDJ organized the Company and currently owns all of the issued and outstanding capital stock of the Company. The Company does not intend to engage in any business or investment activities other than issuing and selling Mortgage-Backed Securities and acquiring, owning, holding and assigning collateral and investing cash balances on an interim basis in high quality, short-term securities, some or all of which may be purchased from or through EDJ. Article 3 of the Company's Certificate of Incorporation limits the Company's business and investment activities to the above purposes and to any activities incidental and necessary or convenient for such purposes. Article 7 of the Company's Certificate of Incorporation prohibits the Company, without the consent of the trustee under any indenture pursuant to which Mortgage-Backed Securities are issued, from (1) dissolving or liquidating, in whole or in part; (2) merging or consolidating with another corporation other than a corporation wholly owned, directly or indirectly, by EDJ or (3) amending Articles 3 or 7 of the Company's Certificate of Incorporation.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

                                   PART II

Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

As of the filing date, all outstanding shares of the Company's common stock are owned by EDJ and are not traded on any stock exchange or in the over-the-counter market.

Item 6.      SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has not issued Mortgage-Backed Securities since 1991.
The Company's operations are directed toward maintenance of the remaining Cornerstone Mortgage-Backed securities.

EDJ and the Company exercised the option to repurchase collateral for Series 5 during the twelve months ended December 31, 2003. Since the Company has surrendered control of the future economic benefit in the collateral, the underlying certificates and the associated collateral are not recorded on the Company's balance sheet. In addition, any transactions relating to selling of certificates do not impact the Company's income statement.

There is no outstanding principal balance or remaining collateral value as of December 31, 2003. EDJ plans to liquidate the Company during 2004.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Index to Financial Statements and Supplementary Financial Data

                                                               Page
                                                               ----

     Report of Independent Auditors............................. 6

     Balance Sheets as of December 31, 2003 and 2002............ 7

     Notes to Balance Sheets.................................... 8



All schedules are omitted because they are either not required, or inapplicable, or the information is included in the balance sheets or notes thereto.

                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------


To Cornerstone Mortgage Investment Group II, Inc.:


In our opinion, the accompanying balance sheets present fairly, in all material respects, the financial position of Cornerstone Mortgage Investment Group II, Inc. (the "Company") at December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
St. Louis, Missouri
March 19, 2004

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                               BALANCE SHEETS
                               --------------

                      AS OF DECEMBER 31, 2003 AND 2002
                      --------------------------------

                                                          2003           2002
                                                       ----------     ----------
                                   ASSETS
                                   ------

CASH                                                      $   500        $   500
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

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                           NOTES TO BALANCE SHEETS
                           -----------------------

                         DECEMBER 31, 2003 AND 2002
                         --------------------------

1.  GENERAL
    -------

Cornerstone Mortgage Investment Group II, Inc. ("Cornerstone II") is a Delaware corporation and a wholly owned subsidiary of Edward D. Jones & Co., L.P. ("EDJ"), a Missouri limited partnership. Cornerstone II was incorporated on December 22, 1986, for the limited purpose of structuring and selling mortgage-backed securities (the "Certificates") which are backed by Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association
(FNMA) securities (collectively, the "Collateral").

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

2.  SECURITIES TRANSACTIONS
    -----------------------

Cornerstone II last offered mortgage-backed securities in 1991. Series 5, the last oustanding series, was repurchased during 2003. The Company's common stock will be redeemed by EDJ during 2004.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


Since Cornerstone II has surrendered control of the future economic benefit in the collateral, the underlying certificates and the associated collateral are not recorded on Cornerstone II's balance sheets. In addition any transactions relating to selling of the Certificates do not impact Cornerstone II's income statements.

Item 9.      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

On July 11, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent accountants. The reports of Arthur Andersen on the financial statements for the two years ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two years prior to and through July 11, 2002 there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference thereto in their report on the financial statements for such years. Prior to and through July 11, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Company has provided Arthur Andersen a copy of the foregoing disclosure.

The Company requested that Arthur Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements as reported in the Company's July 11, 2002 Form 8-K. The Company was notified by Arthur Andersen that they are no longer issuing such acknowledgements.

The Company engaged PricewaterhouseCoopers LLP ("PwC") as its new independent accountants as of July 11, 2002. Prior to and through July 11, 2002, the Company had not consulted with PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Company or oral advice was provided that PwC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9a.    CONTROLS AND PROCEDURES

Based upon an evaluation performed as of the end of the period covered by this report, the registrant's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

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


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

There were no fees paid to PricewaterhouseCoopers LLP in 2003 or 2002.

                                   PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a.       The following documents are filed as part of this report:

             1.   Financial Statements:
                  --------------------

                  Report of Independent Auditors

                  Balance Sheets as of December 31, 2003 and 2002

                  Notes to Balance Sheets

             2.   Financial Statement Schedules:
                  -----------------------------

                       All schedules are omitted because they are either not
                  required, or inapplicable, or the information is included in the balance sheets or notes thereto.

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

                       Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 99).

                       Reports on Form 8-K

                       Change in certifying accountants, incorporated herein
                  by reference to the 8-K filed July 16, 2002.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2004.

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
               ----------------------------------------------
                                (Registrant)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Heisler                         Chairman of the Board,
-------------------------------------           Chief Financial Officer,
John C. Heisler                                 Chief Accounting
                                                Officer and Director                    March 29, 2004
                                                                                        --------------



/s/ Philip R. Schwab                        President, Chief
-----------------------------------             Executive Officer
Philip R. Schwab                                and Director                            March 29, 2004
                                                                                        --------------



/s/ John Beuerlein                          Secretary and Director                      March 29, 2004
--------------------------------------                                                  --------------
John Beuerlein

                                           INDEX TO EXHIBITS

Exhibit
Number                                    Description of Exhibit                                 Page
------                                    ----------------------                                 ----
   3.1                     Certificate of Incorporation of the Company, as amended
                           (incorporated by reference to Exhibit 3(a) to Registration
                           Statement on Form S-11, as amended, File No.
                           33-11459)................................................................*

   3.2                     Bylaws of the Company as amended (incorporated by
                           reference to Exhibit 3(b) to Registration Statement on
                           Form S-11, as amended, File No. 33-11459)................................*

   4.1                     Deposit Agreement dated as of February 20, 1987,
                           between the Company, as Depositor, and Bank of New York,
                           (incorporated by reference to Exhibit 2 to the Current Report on Form, 8-K filed on March 6, 1987).....................................*

   4.2                     Trust Agreement dated as of February 20, 1987, between
                           the Company, as Depositor, and Bank of New York
                           as Trustee (incorporated by reference to Exhibit
                           3 to the Current Report on Form 8-K filed on
                           March 6, 1987)...........................................................*

   4.3                     Trust Agreement dated as of February 20, 1987, between
                           the Company, as Depositor, and Bank of New York,
                           as Successor Trustee  (incorporated by reference to
                           Exhibit 4 to the Current Report on Form 8-K filed
                           on March 6, 1987.........................................................*





----------------------

*Incorporated by reference