Form 10-Q
period 2004-03-31
CORNERSTONE MORTGAGE INVESTMENT GROUP II INC
filed 2004-05-14
CIK 809767

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended MARCH 31, 2004  Commission file number 33-11459
                                --------------                         --------


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              DELAWARE                                       3-1432378
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                        Identification No.)

   201 Progress Parkway
   Maryland Heights, Missouri                                 63043
-------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code        (314) 515-2000
                                                        ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has
been subject to such filing requirements for the past 90 days. YES X   NO
                                                                  ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 14, 2004:

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

SIGNATURES ................................................................7

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                                       BALANCE SHEET

                                                                (Unaudited)
                                                                 March 31,     December 31,
                                                                   2004            2003
-------------------------------------------------------------------------------------------

                                   ASSETS
                                   ------
CASH                                                             $     500      $     500
                                                                 =========      =========




                            STOCKHOLDER'S EQUITY
                            --------------------

COMMON STOCK - $1.00 par value, 150,000
     shares authorized, 500 shares issued and outstanding        $     500      $     500
                                                                 =========      =========


-------------------------------------------------------------------------------------------

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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.

                      MANAGEMENT'S FINANCIAL DISCUSSION

      Cornerstone II last offered mortgage-backed securities in 1991. Series 5, the last outstanding series, was repurchased during 2004. The Company's common stock will be redeemed by EDJ during 2004. Since Cornerstone II has surrendered control of the future economic benefit in the collateral, the underlying certificates and the associated collateral are not recorded on Cornerstone II's balance sheet. In addition, any transactions relating to selling of certificates does not impact Cornerstone II's income statement.

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

Item 3.  Default upon Senior Securities:
    No default.

Item 4.  Submission of Matters to a Vote of Security Holders:
    None.

Item 5.  Other Information:
    Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          31 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May, 2004.

               CORNERSTONE MORTGAGE INVESTMENT GROUP II, INC.
                                (Registrant)

/s/    John C. Heisler                      Chairman of the Board,
       ------------------------------          Chief Financial Officer,
       John C. Heisler                         Chief Accounting Officer         May 14, 2004
                                               and Director




/s/    Philip R. Schwab                     President, Chief Executive
       ------------------------------          Officer and Director             May 14, 2004
       Philip R. Schwab